Form 10-Q
period 2012-06-30
Court Document Services, Inc.
filed 2012-07-26
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333- 181276

COURT DOCUMENT SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	65-1170450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

1913 South Florida Avenue, Lakeland, Florida 33803
(Address of Principal Executive Offices)

(888) 367-7897
(Registrant’s Telephone Number, Including Area Code)
(Registrant’s former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of July 26, 2012:  2,500,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits

Signatures

XBRL EXPLANATORY NOTE

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Court Document Services, Inc.

BALANCE SHEET

As of June 30, 2012 (unaudited) and December 31, 2011 (audited)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$3,285	$804
Accounts receivable	1,080	0
Other current assets/undeposited funds	2,395	0
Total current assets	6,760	804

Total ASSETS	$6,760	$804

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$839	$2,475
Deferred revenue/income	1,470	1,470
Total current liabilities	2,309	3,945

Loans from Shareholders	5,000	-
Total liabilities	7,309	3,945

Stockholders’ equity
Common Stock, $.01 per share par value; 500,000,000 shares authorized; and 2,500,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital	(24,900)	(24,900)
Retained earnings (accumulated deficit)	(3,241)	(3,241)
Net Income	2,592	-
Total stockholders’ equity (deficiency)	(549)	(3141)

Total liabilities and stockholders’ equity	$6,760	$804

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Court Document Services, Inc.

STATEMENT OF OPERATIONS

For the Six Months Ended June 30,

And the Three Months Ended June 30,

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Revenue:
Sales	$80,795	$ 64,428	$ 40,240	$ 37,590

Expenses:
General and administrative	18,496	32,455	8,570	16,230
Advertising	25,686	25,724	15,829	11,624
Compensation	34,021	3,615	16,601	3,211
	78,203	61,794	41,000	31,065

Profit (Loss) from operations	2,592	2,634	(760)	6,525
Income tax benefit (provision)	0	0	0	0

Net income (Loss)	2,592	2,634	(760)	6,525

Basic and dilutive net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and Diluted	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Court Document Services, Inc.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30,

(unaudited)

	2012	2011
Cash flows from operating activities
Net income, (net loss)	$2,592	$2,634

Changes in operating assets and liabilities:
Accounts receivable	(1,080)	-
Accounts payable	(1,636)	314
Undeposited Funds	(2,395)	-
Net cash provided by (used in) operating activities	(2,519)	2,948

Cash flows from financing activities:
Loan from Shareholder	5,000	-
Net cash provided by (used in) financing activities	5,000	-

Net increase in cash and cash equivalents	2,481	2,948

Cash and cash equivalents, beginning of period	804	1,075

Cash and cash equivalents, end of period	$3,285	$4,023

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

COURT DOCUMENT SERVICES, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2012 and 2011

NOTE 1.

NATURE OF OPERATIONS

Organization

Court Document Services, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated under the laws of the State of Florida on September 26, 2002.

Nature of Operations

The Company is a provider of retail non-attorney documentation typing service, based in Lakeland Florida.  The company services the central Florida market.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the six month periods ended June 30, 2012 and 2011, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2012.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Quick Link to Table of Contents

COURT DOCUMENT SERVICES, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2012 and 2011

 (Continued)

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statements”.  Under these guidelines, revenue is recognized on sales transactions when all of the following exist:  persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company has several revenue streams as follows:

•	Sales are recognized at the point of sale or at the time product is delivered to the client.
•	Delivery charges are included in the sales revenue.

Stock-Based Compensation

 The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $25,686 and $25,724 for the six months ended June 30, 2012 and 2011, respectively.

Income Taxes

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.”   When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2011, tax years 2011, 2010 and 2009 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Quick Link to Table of Contents

COURT DOCUMENT SERVICES, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2012 and 2011

 (Continued)

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

Effective September 1, 2009, the Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At June 30, 2012 and December 31, 2011 there were no potentially dilutes securities.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2012 through the date these financial statements were issued.

Subsequent Events

The Company has evaluated subsequent events through June 15, 2012 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

NOTE 3.

COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of June 30, 2012.

The Company is operating from rented offices in Lakeland on a month and month basis.

Quick Link to Table of Contents

COURT DOCUMENT SERVICES, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2012 and 2011

 (Continued)

NOTE 4.

STOCKHOLDERS’ EQUITY

As of December 31, 2011 and 2010, the Company had 500 shares of common stock authorized with 100 shares issued and outstanding.  The common stock is voting.  In January 2012 the authorized amount was increased to 500,000,000 shares of common stock and a stock split was approved at 5,000:1.   These changes have been retro-actively applied to these financial statements.

The Company has no options or warrants outstanding in either year.

On January 30, 2012, the Board of Directors approved the change in the par value from $1.00 to $0.01.  Additionally, it approved a forward split of 5,000 to 1 resulting in the sole shareholder’s shares changing from 500 to 2,500,000.  The Company amended and restated its Articles of Incorporation which authorized the issuance of one class of preferred blank check stock to be issued solely at the discretion of the Board of Directors.

On January 31, 2012, the sole shareholder, Daniel Kelson, sold all of his shares to the current shareholders.  As a result of the change of ownership, Michael J. Daniels was appointed as President, Treasurer, and Chairman of the Board of Directors.  Also, Deborah Igoe was appointed as Secretary.

NOTE 5.

SUBSEQUENT EVENTS

There were no events subsequent to June 30, 2012 that required disclosure in theses financial statements.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Court Documents" "we," "us," or "our" and the "Company" are references to the business of Court Document Services, Inc.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis and Results of Operation.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are an operating company that is seeking to increase operations in the legal document typing business. We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational.

Our Board of Directors believes that we can operate as a legal document typing business during the next twelve months.  Current management believes a change in the current business model would help to increase revenues of the company however the additional services to be offered may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services.   Management is proposing the addition of offering our services to sole practitioners and small law firms.  We believe that by outsourcing these types of firms can save money.

We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.

Employees

As of June 30, 2012, there were five (5) independent contractors.  This does not include the two (2) officers and directors who run the corporation.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from those estimates.  To be as accurate with our estimates as possible, we use our historical data to forecast our future results.  Deviations from our projections are addressed

Quick Link to Table of Contents

when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year’s historical data is the best projector of our future results.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits.

Impairment of Long-Lived Assets

The Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.  In accordance with ASC360, the Company has identified impairment of its long lived assets and has disclosed these impairments in notes 3 and 4 of the financials.

Results of Operations

The following table provides a summary of the results of operations for the six month period ended June 30, 2012 and 2011 as well as our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
June 30, 2012	$80,795	$78,203	$2,592
June 30, 2011	$64,428	$61,794	$2,633
December 31, 2011	$113,239	$153,231	$(39,992)
December 31, 2010	$113,568	$115,381	$(1,813)

Quick Link to Table of Contents

Liquidity and Capital Resources

As of June 30, 2012 we had cash and cash equivalents of $3,285.

The Company concentrated its efforts in the legal document typing industry.  At the time, our management believed we could capitalize on the quality of the services offered by the company to increase business.

We changed to our current business model on April 1, 2012 to target sole practitioner and small law firms in addition to our current customer base of the general public.  Since then, we incurred additional liabilities that made our company illiquid at times.

In the event we are unable to generate sufficient funds to continue our business efforts or if the company is pursued by a larger company for a business combination we will analyze all strategies to continue the company and maintain or increase shareholder value.  Under these circumstances we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

Results of Operations for the six months ended June 30, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Comparison of our Statement of Operations for the Six Months Ended June 30, 2012 and 2011

	2012	2011	%Change
Revenue:	$80,795	$64,428	25.4%
General and administrative expense	78,203	61,794	26.6%
Income (loss) from operations	2,592	2,634	-1.6%
Net income (loss)	$2,592	$2,634	-1.6%
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)	-

Income from Operations. For the six months ended June 30, 2012, total income was $80,795 compared to $64,428 for the six months ended June 30, 2011.   We desire to take advantage of the additional services of the Company to generate revenue beginning in the third quarter of 2012.

Operating Expenses. Expenses increased by $16,409 to $78,203 for the six months ended June 30, 2012 from $61,794 for the six months ended June 30, 2011.  The increase in expenses is primarily related to advertising and independent contractor fees.

Net Income (Loss). As a result of the factors described above, net income decreased from $ 2,634 for the six months ended June 30, 2011 to $2,592 for the six months ended June 30, 2012.

Liquidity and Capital Resources

General. At June 30, 2012, we had cash and cash equivalents of $3,285. We have historically met our cash needs through a combination of cash flows from operating activities. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities (used) or provided cash of $(2,519) and $2,948 for the six months ended June 30, 2012 and 2011, respectively. Our operations received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $2,481 for the six months ended June 30, 2012, compared to $2,948 during the comparable period in 2011.

As of June 30, 2012, current assets exceeded current liabilities.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $80,795 and net profit of $2,592 for the six months ended June 30, 2012 compared to sales of $64,428 and net profit of $2,634 for the six months ended June 30, 2011. These factors do not raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term, other than the following as reported in our financial statements:

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This ASU reflected the issuance of FASB Statement No. 168.  This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded.

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in the unemployment rate, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in the unemployment rate, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk.

Quick Link to Table of Contents

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the six months ended June 30, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of Court Document Services, Inc.'s common stock without registration during the last three years.

ITEM 6

EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.2	Amendment to Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.3	Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.4	By-Laws Filed on May 9, 2012 as Exhibit 3.4 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
5

Opinion Regarding Legality and Consent of Counsel by Harrison Law, P.A.

Filed on May 9, 2012 as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

14	Code of Ethics Filed on May 9, 2012 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
23.1

Consent of Experts and Counsel: Independent Auditor's Consent by Drake & Klein, C.P.A.

Filed on July 5, 2012 as Exhibit 23.1 to the issuer’sAmended Registration Statement on Form S-1/A (File No. 333-181276) and incorporated herein by reference.

23.2

Consent of Experts and Counsel:  Counsel’s Consent, by Harrison Law, P.A., included in Exhibit 5

Filed on May 9, 2012 as Exhibit 23.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101

Financial statements from the quarterly report on Form 10-Q of Court Document Services, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COURT DOCUMENT SERVICES, INC.

Dated: July 26, 2012	/s/ MICHAEL J. DANIELS
Michael J. Daniels
President, Chief Executive Officer, Chief Financial Officer , Treasurer and Chairman of the Board

Dated: July 26, 2012	/s/ DEBROH IGOE
Deborah Igoe
Secretary