Form 10-Q
period 2012-09-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2012-11-14
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ to _____________

Commission File No. 333- 181276

ChinAmerica Andy Movie Entertainment Media Co
(Exact name of small business issuer as specified in its charter)

FLORIDA	65-1170450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

6371 Business Blvd., Suite 200, Sarasota, Florida 34240
(Address of Principal Executive Offices)

(863) 688-3800
(Registrant’s Telephone Number, Including Area Code)
Court Document Services, Inc., 1913 South Florida Avenue, Lakeland, Florida 33803
(Registrant’s former name and address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2012:  2,500,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.

BALANCE SHEET

As of September 30, 2012 (unaudited) and December 31, 2011 (audited)

	For the Nine Months ending September 30, 2012	For the Year Ending December 31, 2011
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$2,645	$804
Accounts Receivable	1,190	0
Other Current Assets/Undeposited Funds	0	0
Total current assets	3,835	804
Total Assets	$3,835	$804

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$1,610	$2,475
Deferred Revenue/Income	1,470	1,470
Total Current Liabilities	3,080	3,945
Loans from Shareholders	7,000	-
Total Liabilities	10,080	3,945

Stockholders’ equity
Common Stock, $.01 per share par value; 500,000,000 shares authorized; and 2,500,000 shares issued and outstanding	$25,000	$25,000
Additional Paid in Capital	(19,900)	(24,900)
Retained Earnings (Accumulated deficit)	(11,345)	(3,241)
Total stockholders’ Equity (deficiency)	(6,245)	(3,141)
Total liabilities and stockholders’ equity	$3,835	$804

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENT OF OPERATIONS

For the Three Months Ending September 30,

And the Nine Months Ending September 30,

(unaudited)

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
Sales	$ 23,765	$ 28,090	$ 100,560	$ 92,518

Expenses:
General and Administrative	$ 7,107	$ 9,382	$ 25,074	$ 32,560
Advertising	$ 11,346	$ 12,735	$ 38,235	$ 38,459
Compensation	$ 11,765	$ 5,373	$ 45,355	$ 18,265
Total Expense	$ 30,218	$ 27,490	$ 108,664	$ 89,285

Profit (Loss) from Operations	(6,453)	600	(8,104)	3,234

Net income (Loss)	(6,453)	600	(8,104)	3,234

Basic and dilutive net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and Diluted	2,500,000	2,500,000	2,500,000	2,500,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENT OF CASH FLOWS

For the Nine Months Ending September 30,

(unaudited)

	For the Nine Months Ending
	2012	2011
Cash Flows from Operating activities
Net income, (net loss)	$(8,104)	$3,234
Adjustments to reconcile net income, (net loss) to net cash provided by (used in) operating activities:

Changes in Operating Assets and Liabilities:
Accounts receivable	(1,190)	-
Accounts payable	(865)	232
Undeposited Funds	-	-
Net cash provided by (used in) operating activities	(10,159)	3,466

Cash Flows From Financing activities
Loan from Shareholder	7,000	-
Proceeds from Stock Subscription Payables	5,000	-
Net cash provided by (used in) financing activities	12,000	-

Net increase in cash and cash equivalents	1,841	3466

Cash and cash equivalents, beginning of period	804	1075

Cash and cash equivalents, end of period	$2,645	$4,541

Supplemental disclosures on cash flow:
Cash paid for interest	$-	$-
Cash paid to income taxes	$-	$-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

Notes to Financial Statements

September 30, 2012

NOTE 1.

BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Organization

ChinAmerica Andy Movie Entertainment Media Co., formerly known as Court Document Services, Inc. (the “Company”), was incorporated under the laws of the State of Florida on September 26, 2002. On October 11, 2012, the Company changed its operations to focus on Movie, Entertainment and Media.

Basis of Presentation and Use of Estimates

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine month periods ended September 30, 2012 and 2011; (b) the financial position at September 30, 2012; and (c) cash flows for the nine month periods ended September 30, 2012 and 2011, have been made.

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

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at September 30, 2012.

Quick Link to Table of Contents

Impairment of Long-lived Assets

The Company records long-lived assets at cost.  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in the statement of operations at the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company accounts for non-employee share-based awards at the estimated fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $38,235 and $38,459 for the nine months ended September 30, 2012 and 2011, respectively.

Income Taxes

The Company records income taxes using the liability method. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2011, tax years 2011, 2010 and 2009 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At September 30, 2012 and December 31, 2011 there were no potentially dilutes securities.

Recent Accounting Pronouncements

Quick Link to Table of Contents

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2012 through the date these financial statements were issued.

NOTE 3.

COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of September 30, 2012.

The Company was operating from rented offices in Lakeland on a month and month basis. With the transition the offices are now located in Sarasota, Florida also on a month to month basis. The monthly rent is $300, respectively.

NOTE 4.

STOCKHOLDERS’ EQUITY

As of December 31, 2011 and 2010, the Company had 500 shares of common stock authorized with 500 shares issued and outstanding.  The common stock is voting.  On January 30, 2012, the Company  amended and restated its Articles of Incorporation to increase the authorized amount of stock  to 500,000,000 shares of common stock and authorized a stock split at 5,000:1, resulting in the shares issued and outstanding changing from 500 to 2,500,000.   These changes have been retro-actively applied to these financial statements.  In addition to the increase in capital, the Company authorized the issuance of one class of preferred blank check stock to be issued solely at the discretion of the Board of Directors.

The Company has no options or warrants outstanding.

On January 31, 2012, the sole shareholder, Daniel Kelson, sold all of his shares to the current shareholders.  As a result of the change of ownership, Michael J. Daniels was appointed as President, Treasurer, and Chairman of the Board of Directors.  Also, Deborah Igoe was appointed as Secretary.

NOTE 5.

DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

On October 11, 2012 our secretary, Deborah Igoe resigned her position as Secretary. Mr. Michael J. Daniels resigned his position as President and Chairman of the Board however he retained his positions as Treasurer and as a Director. On October 11, 2012, the

Quick Link to Table of Contents

Board of Directors appointed Mr. Andy Z. Fan as President, Director and Chairman of the Board.  Mr. Michael J. Daniels was nominated and accepted the position of Secretary, effective October 11, 2012.

President Andy Fan held a special meeting of the Board of Directors to discuss a change in business strategy and business model for the Company due to the current economic conditions. The lack of improvement in our industry has not provided the necessary climate for building the current business model.

The Board believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders of the Company to consider alternative corporate strategies to generate new business revenue for the Company. The Board of Directors and an overwhelming majority of the Shareholders approved moving in a new direction and changing the name of the Company to reflect the new direction and mission. The new strategic direction of the Company will be focusing on Movie, Entertainment and Media. The new name approved by the Board and the Shareholders will be “ChinAmerica Andy Movie Entertainment Media Co.”

Summary of Results of Discontinued Operations

	For the periods ending
	September 30, 2012	September 30, 2011
Revenue	$100,560	$92,518
Operating expenses	108,664	89,285
Net operating income (loss)	(8,104)	(3,233)
Income tax benefit	-	-
Income (loss) from discontinued operations	$(8,104)	$(3,233)

Assets and Liabilities of Discontinued Operations
	For the periods Ending
	September 30, 2012	December 31, 2011
Total assets	$1,190	$804
Total liabilities	10,080	3,945
Stockholder’s Equity	$(8,890)	$(3,141)
Total Liabilities and Stockholders’ Equity	1,190	804

The discontinued operations will be recorded in the fourth quarter.

NOTE 6.

SUBSEQUENT EVENTS

There were six (6) subsequent events that took place that require disclosure in theses financial statements.

1.

Our Secretary, Deborah Igoe resigned her position as Secretary effective October 11, 2012.

2.

Mr. Michael J. Daniels was nominated and accepted the position of Secretary, effective October 11, 2012 and will additionally remain as the Treasurer and as a Director.

3.

Mr. Andy Z. Fan, was nominated as President, Director and Chairman of the Board, and accepted the positions which became effective October 11, 2012.

4.

Also effective October 11, 201, the Articles of Incorporation were amended as follows:

a.

Article I, the corporation name was changed to “ChinAmerica Andy Movie Entertainment Media Co.”; and

b.

Article IV, the total authorized capital stock of the corporation was increased to five billion (5,000,000,000) shares.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in

Forward-Looking Statements (continued)

the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "ChinAmerica Andy Movie Entertainment Media Co." "we," "us," or "our" and the "Company" are references to the business of ChinAmerica Andy Movie Entertainment Media Co.

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

General

We are an operating company that is seeking to increase operations in the legal document typing service. We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational.

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

Subsequent Events

The Company changed its operations to focus on Movie, Entertainment and Media.  The primary focus of the Company will be on the development, production and distribution of documentaries and animated films.  Presently we are in the process of locating a facility in Beijing, China for our administrative offices and production facilities.

We are in discussions with the local authorities in Beijing, China regarding available locations to meet our space requirements.  In our discussions with the local authorities we have been presented with multiple locations that the authorities have indicated would be available on favorable terms in the event we do locate our production and distribution in the Beijing area.

Quick Link to Table of Contents

The production of documentaries will be focused on the Chinese government, culture and the history of the People’s Republic of China.  Due to the background of our new President and Chairman of the Board, Andy Z. Fan, the Chinese authorities have shown an interest in the relocation of our Company to the People’s Republic of China.

Employees

As of September 30, 2012, there were five (5) independent contractors.  This does not include the two (2) officers and directors who managed the corporation.  The independent contractors were solely connected to typing legal documents for our clients.  When we changed the direction of our operations these independent contractors were released by the Company.  At the present time we have our two (2) Officers and Directors that are managing the operations of the Company.

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

To be as accurate with our estimates as possible, we use our historical data to forecast our future results.  Deviations from our projections are addressed when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

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

Quick Link to Table of Contents

condition or cash flows.  In accordance with ASC360, the Company has identified impairment of its long lived assets and has disclosed these impairments in notes 3 and 4 of the financials.

Results of Operations

The following table provides a summary of the results of operations for the last two (2) fiscal years.

Table 2.0 Summary of Results of Operations

Period Ended:	Revenue	Expenses	Net Income (Loss)
September 30, 2012	$100,560	$108,664	$(8,104)
September 30, 2011	$92,518	$89,285	$3,233
December 31, 2011	$113,239	$153,231	$(39,992)
December 31, 2010	$113,568	$115,381	$(1,813)

Liquidity and Capital Resources

As of September 30, 2012 we had cash and cash equivalents of $2,645.

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

Results of Operations for the Nine Months ended September 30, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Nine Months Ended September 30, 2012 and 2011

	For the Nine Months Ended September
	2012	2011	%Change
Revenue:	$100,560	$92,518	8.7%
General and administrative expense	108,664	89,285	21.7%
Income (loss) from operations	(8,104)	3,233	(350.6)%
Net income (loss)	$(8,104)	$3,233	(350.6)%
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)	-

Income from Operations. For the nine months ended September 30, 2012, total income was $100,560 compared to $92,518, which is a difference of $8,042.00 or approximately an 8.7% increase for the nine months ended September 30, 2011.  Although we showed an increase in income we showed a loss from operations.

Operating Expenses. Expenses increased by $19,379 or approximately a 21.7% increase to $108,664 for the nine months ended September 30, 2012 from $89,285 for the nine months ended September 30, 2011.  The increase in expenses is primarily related to advertising and independent contractor fees.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(8,104) for the nine months ended September 30, 2012 compared to the income of $3,233 for the nine months ended September 30, 2011.   We believe the loss from operations is related to the fees incurred by the professional staffing fees.

Quick Link to Table of Contents

Liquidity and Capital Resources

General. At September 30, 2012, we had cash and cash equivalents of $2,645. We have historically met our cash needs through a combination of cash flows from operating activities. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months. We expect to raise capital through stock sales and officer loans.

Liquidity and Capital Resources (continued)

Our operating activities (used) or provided cash of $(10,159) and $3,465 for the nine months ended September 30, 2012 and 2011, respectively. Our operations received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $12,000 for the nine months ended September 30, 2012, compared to $0 during the comparable period in 2011.

As of September 30, 2012, current liabilities exceeded current assets.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $100,560 and net loss of ($8,104) for the nine months ended September 30, 2012 compared to sales of $92,518 and net profit of $3,233 for the nine months ended September 30, 2011. These factors raise minimal doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

ITEM 4.

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

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the nine months ended September 30, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of ChinAmerica Andy Movie Entertainment Media Co.'s common stock without registration during the last three years.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5

OTHER INFORMATION

None

ITEM 6

EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101*

Financial statements from the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the quarter ended September 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: November 14, 2012	/s/ANDY Z. FAN
Andy Z. Fan
President, Director, Chairman of the Board
Dated: November 14, 2012	/s/MICHAEL J. DANIELS
Michael J. Daniels
Secretary, Treasurer, Chief Financial Officer and Director