Form 10-K
period 2012-12-31
ChinAmerica Andy Movie Entertainment Media Co.
filed 2013-03-29
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-181276

ChinAmerica Andy Movie Entertainment Company
(Exact name of small business issuer as specified in its charter)
FLORIDA	65-1170540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
6371 Business Blvd., Ste. 200, Sarasota, FL 34240	34240
(Address of Principal Executive Offices)	(Zip Code)

1913 South Florida Avenue, Lakeland, Florida 33803
Previous Address

(863) 688-3800
(Registrant’s Telephone Number, Including Area Code)

Court Document Services, Inc.
(Registrant’s former name)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☑  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not b be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

Quicklink to Table of Contents

Quicklink to Financial Statements

As of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.00 based upon the closing price on the date of the Common Stock of the registrant on the OTC Bulletin Board and the OTC Markets QB of $0.00 (our common stock is currently not trading).  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 28, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	3,500,000

Documents incorporated by reference:  N/A

Quicklink to Table of Contents

Quicklink to Financial Statements

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Description of Property

Item 3—Legal Proceedings

Item 4—Mine Safety Disclosures

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion And Analysis Or Plan Of Operation

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A—Controls And Procedures

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock holder matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

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

Quicklink to Table of Contents

Quicklink to Financial Statements

PART I

ITEM 1—BUSINESS

Business Development

Although our current name is “ChinAmerica Andy Movie Entertainment Media Co.”, (“CAME”) we have been doing business as Court Document Services, Inc., which was incorporated under the laws of the State of Florida on September 26, 2002. During our ten (10) years of operation as a retail non-attorney documentation typing service, we had profits and losses.  The Company had a retail location in Lakeland, Florida, and an office in Sarasota, Florida.  The Company faced competition from other local firms as well as national Internet competitors in the areas of legal documentation preparation.  The Company had concentrated its efforts on customer relationships, and targeted advertising campaigns.

On January 31, 2012, the existing equity holders of the Company sold 100% of their holdings to unrelated parties; a change in ownership control occurred and Michael Daniels and Deborah Igoe were appointed as new directors and named as President and Secretary/Treasurer, respectively.

On October 11, 2012, a Special meeting of the Shareholders was held at the Corporate offices (which attending shareholders represented approximately 87% of the outstanding shares) our secretary, Deborah Igoe resigned her position as Secretary. Mr. Michael J. Daniels resigned his position as President and Chairman of the Board however he retained his positions as Treasurer and as a Director. On October 11, 2012, the Board of Directors appointed Mr. Andy Z. Fan as President, Director and Chairman of the Board.  Mr. Michael J. Daniels was nominated and accepted the position of Secretary, effective October 11, 2012.

President Andy Fan held a special meeting of the Board of Directors to discuss a change in business strategy and business model for the Company due to the current economic conditions. The lack of improvement in our industry has not provided the necessary climate for building the current business model.

The Board believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders of the Company to consider alternative corporate strategies to generate new business revenue for the Company. The Board of Directors and an overwhelming majority of the Shareholders approved moving in a new direction and changing the name of the Company to reflect the new direction and mission. The new strategic direction of the Company will be focusing on Movie, Entertainment and Media. The new name approved by the Board and the Shareholders will be “ChinAmerica Andy Movie Entertainment.”

In addition, in anticipation of increase in shareholders, the Shareholders unanimously voted to increase the capital stock of the company from five hundred million (500,000,000) to five billion (5,000,000,000) shares of common stock with a par value of $.01 per share.

To facilitate the new direction, the Board agreed to the sale of the Company’s assets. The moving of the court reporting assets to the Sarasota office was approved by Shareholders representing 87% of the shares issued and outstanding.  The moving of the assets was consummated on September 30, 2012.

Our Business

(1) Principal Products or Services and Their Markets

We provided document preparation and typing services to the general public on an appointment basis.  We offered our services to people needing the assistance in the preparation of divorce documents and bankruptcy petitions as the primary documents. In addition, we prepared corporate, limited liability company, partnership, and other business entity documents at the direction of our clients.

Our document typing services were designed to meet the standards set for non-attorney documentation preparation companies such as ours.  Our work that was used by our clients to file with the State of Florida as well as the Federal Bankruptcy Court, they were prepared with our Company acknowledgment on the documents as required by the State of Florida and the Federal Bankruptcy Court.

While we offered our services to the public at large and we are tried to expand our business to include business to business services.  We made use of our own website www.court-documents.com to target the typical individual that may have needed of our services in our target market area.  We began using advertising in local publications and found this approach to be effective.

Quicklink to Table of Contents

Quicklink to Financial Statements

Since our change in business direction we have been building a business model that will be providing facilities and services in the production of movies, animation entertainment and various media production.  Our majority shareholder, Andy Fan, has many contacts in the People’s Republic of China as a result of his work with former President Bill Clinton.  In an effort to maximize these contacts Mr. Fan is pursuing the location of a production facility in Beijing, China and is currently in soft negotiations with authorities in Beijing regarding a location for our facility in China.

We currently make use of our own website www.came8.com to target individuals interested in our services in the production of movies, animation entertainment and various media production.

(2) Distribution Methods of Our Products

The primary delivery of our products was through client interviews at the clients’ location or an in office interview from our location. Whether a client came to our office or one of our independent contractors visited the client’s location depended on whether a client requested that our independent contractor come to their location for the interview.  Our clients’ documents were then processed and sent to the client.  Independent contractors were assigned a geographical area.  Each independent contractor was required to provide their own vehicle and private insurance.  Our sales were comprised of 95% client’s location and 5% in office interviews.

 At present we are not actively producing any movies or entertainment films.  We are continuing to develop the business model for the distribution of our products when we are in production.  Management believes that it will be able to market our films through various Chinese media.

 (3) Status of Any Publicly Announced New Product or Service.

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

 (4) Our Competition

In the People’s Republic of China there are many companies engaged in the production of film, entertainment, animation and media productions.  These companies are more established than we are and most will have better funding and management than we do.  Our ability to compete in this industry will be limited for a long time.  Until we are able to retain a strong management team and have access to funding and production facilities we do not believe we will be able to compete effectively with our competitors.

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  We do not rely on the supply of any natural resources for our operations.  We not anticipate a shortage of potential candidates to use as members of our management team.  In addition, locating personnel with the qualifications we will need for production we see as a challenge.

 (6) Dependence on Limited Clients

We do not have any limitation on clients at this time.  If we are able to expand our business we will expand our service area beyond China to cover a larger population base.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do own the domain name www.came8.com.  We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our

Quicklink to Table of Contents

Quicklink to Financial Statements

proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

• These agreements will not be breached;

• We would have adequate remedies for any breach; or

• Our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

 (8) Need for Government Approval of Principal Products or Services

There are no federal or state approvals that are required for the specific services that we offer.

(9) Government Regulation

In the People’s Republic of China they will require us to maintain a yearly business license.  We are required to have a local business license as well.  Operating as a business in China requires a company to register as a wholly owned foreign enterprise.  This process takes approximately 1 ½ years to complete and will cost our company as much as $250,000.

(10) Research and Development during Our Last Two Fiscal Years

During the last two fiscal years we do not know of any specific research and development that took place.  Since the change in control on January 31, 2012 we began researching the development of different services to be offered.  The cost of our research and development of alternative services are limited and we do not feel the cost of developing additional services will have any significant impact on our profitability.

Since the subsequent change in our business model to the movie and entertainment industry we have been researching locations in the People’s Republic of China for our administrative offices and our production facilities.

 (11) Cost and Effects of Compliance with Environmental Laws

As a business we are not subject to federal, state or local environmental laws.

12) Our Employees

As of December 31, 2012, there were no full-time employees.  This does not include the two (2) officers and directors who run the corporation.  When we changed the direction of our operations our independent contractors were released by the company.  All of the functions of the company are being performed by Mr. Fan and Mr. Daniels.

Reports to Security Holders

We will be required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”) when our registration statement is effective and we are a fully reporting company. You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at <www.sec.gov>. We believe that we will be an electronic filer making our information available through an Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This information may be found at www.sec.gov.

We are not required by the Florida Revised Statutes to provide annual reports. At the request of a shareholder, we will send a copy of an annual report to include audited financial statements. In the event we become a reporting company with the SEC, we will file all necessary quarterly and annual reports.

ITEM 1A—RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, as described below. You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We

Quicklink to Table of Contents

Quicklink to Financial Statements

have incurred both profits and losses from inception while realizing our revenues and we may never generate substantially more revenues or be profitable in the future.

Risks Relating to Our Business

Economic events have adversely impacted our business and results of operations and may continue to do so.

Due to the continuing recession we believe that these weak general economic conditions will continue through the end of 2013 and most likely beyond. Many parts of the world including the People’s Republic of China are currently in economic turmoil and we believe that these weak general economic conditions will continue through the end of 2013 and most likely beyond. The ongoing effects of the housing crisis, inflation and the rising of commodities prices may further exacerbate current economic conditions that will impact our business opportunities in China. As the economy struggles, consumers may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could decrease our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior on a more permanent basis.

The current industry downturn is negatively impacting our business with a revenue decline in fiscal 2012.

We had a loss from discontinued operations, net of taxes of ($16,218) in fiscal 2012.  Our revenues were flat due to the weak economic environment.   If the economic environment deteriorates further, or is prolonged, resulting in continued flat revenues and our actions to respond to these conditions are not sufficient, we could continue to see our revenues flat and we would continue to suffer losses.

Changing discretionary spending patterns and general economic conditions could reduce our client traffic which would have an adverse effect on our revenues.

Purchases of our products are discretionary for our clients and, therefore, we are susceptible to economic slowdowns. We believe that the vast majority of our revenues are derived from working class families that must budget more closely than those with more disposable income. Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in disposable income. We also believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail.

The future performance of the U.S. economy and global economies are uncertain and are directly affected by numerous global and national factors, in addition to other factors that are beyond our control. These factors, which also affect discretionary consumer spending, include among other items, international, national, regional and local economic conditions, disposable consumer income, consumer confidence, terrorist attacks and the United States’ participation in military actions. We believe that these factors have adversely impacted our business and, should these conditions continue, worsen or be perceived to be worsening or should similar conditions occur in the future, we would expect them to continue to adversely impact our business.

There are factors both within and without our control that can cause our results of operations to fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our business revenue including, among other factors:

• our ability to execute our business strategy effectively;

• competition;

• consumer trends;

• and general international, national, regional and local economic conditions.

Our results of operations and revenues could be adversely affected by our inability to implement our new business model.

There are factors which may impact the amount of time and money required for the implementation of our new business model, including but not limited to, a change in laws that allow foreign operations in the People’s Republic of China, shortages of skilled labor, delays with our approval to do business within the People’s Republic of China and increased competition.

Our growth depends on our ability to operate profitably.

A substantial majority of our historical growth has been due to a thriving economy. When comparing fiscal 2012 to fiscal 2011, revenues were flat due to the continued recession.  Our ability to implement our new business model is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

• find clients with disposable income;

Quicklink to Table of Contents

Quicklink to Financial Statements

• develop additional sources of marketing that are within our budgetary constraints;

• raise, borrow or have available an adequate amount of money for facility and equipment costs;

• hire, train and retain the employees necessary to meet staffing needs in a timely manner;

• and successfully promote our services and compete in the market in which we will be located.

Our existing senior personnel, management systems, financial controls, information systems and other systems and procedures may be inadequate to support our new business model, which could require us to incur substantial expenditures that could adversely affect our operating results.

Our Company may not be able to compete successfully with other companies offering the same or equivalent services and, as a result, we may not achieve any projected revenue and profitability targets.

If our Company is unable to compete successfully with other businesses in our new market, we may not achieve growth or historical revenue and profitability targets. Our industry is intensely competitive with respect to price, quality of service, and location. Compared to our business, our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the market where our business will be located or may be located should we choose to expand.

If we discover material weaknesses in the financial reporting of prior management it may cause us to restate our financial statements in the event such weaknesses are determined to not be acceptable to financial reporting requirements.

When new management took control on January 31, 2012 it had the responsibility to review the internal controls over financial accounting.  While this review of material weaknesses is ongoing, if we discover any weaknesses that could cause us to have to restate our financial statements, this could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the profits of past operations.

Litigation concerning our company could impact our results of operations or require us to incur additional liabilities.

Occasionally clients file complaints or lawsuits against companies alleging that they are responsible for a loss or injury they suffered at or after a visit to our Company for services. We may also be subject to a variety of other claims arising in the ordinary course of our business, including contract claims and claims alleging violations of state laws. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend against and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims would materially adversely affect our financial condition, results of operations and liquidity. Adverse publicity resulting from these claims may negatively impact sales.

Taxing authorities may select to audit our federal or state tax returns from time to time, which may result in tax assessments and penalties that could have an adverse effect on our results of operations and financial condition.

We are subject to federal or state taxes in the U.S. Although we believe that our tax reporting is reasonable, if any taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liabilities, including interest and penalties, which, if material, could have an adverse impact on our results of operations and financial condition.

We will be subject to any taxation laws in the People’s Republic of China if and when we commence operations there.  The addition of compliance with these laws will cause our company significant expense in the future to remain in compliance with the tax laws in China.

We may experience higher operating costs, including increases in employee salaries, wages or benefits, which will adversely affect our operating results if we cannot increase our prices to cover them.

If we increase the compensation or benefits to our employees, we will have an increase in our operating costs. If we are unable or unwilling to increase our prices or take other actions to offset increased operating costs, our operating results will suffer. Factors that may affect the salaries or benefits that we pay to our existing or future employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses. In addition, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in the U.S. Congress and various states. The imposition of any requirement that we provide health insurance to all employees would have an adverse effect on our operating performance.

Increases in the minimum wage could increase our labor costs. For example, under the Federal Minimum Wage Act of 2007, on July 24, 2009, the federal minimum wage increased to $7.25 per hour. The 2013 minimum wage in Florida is $7.79 per hour, effective January 1, 2013. For details, see Section 24, Article X of the State Constitution and Section 448.110, Florida Statutes.  The provisions

Quicklink to Table of Contents

Quicklink to Financial Statements

of ss. 213 and 214 of the federal Fair Labor Standards Act, as interpreted by applicable federal regulations and implemented by the Secretary of Labor, are incorporated herein. If we are unable to offset the increased labor costs by increasing our prices or by other means, this could have a material adverse effect on our business and results of operations.

Our operations in China will cause us to have additional employee costs that will further reduce our earnings.

Our operating results may fluctuate significantly due to the nature of our business and these fluctuations make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business.

Our business is subject to fluctuations that may vary greatly depending upon the region in which our particular office is located. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. In addition, in the past we have incurred, and in the future are likely to incur, a net loss in the fourth quarter due to the nature of our business, with revenues generally being less in the fourth quarter primarily due to our clients spending less on our services during the holiday period.

Our results of operations are affected by a variety of factors, including increased competition, and have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future.

Our results of operations have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future. Our results of operations are affected by a variety of factors, including:

•

the timing of business openings by competitors;

•

changes in consumer preferences;

•

general economic conditions;

•

government regulation; and

•

 actions by our competitors.

Negative factors or publicity surrounding our operating in China could adversely affect our sales and make our business less valuable.

We believe that adverse publicity relating to our operating in China will affect us more than it would competitors that compete primarily in the United States. Any shifts in consumer preferences away from the kinds of services we offer, whether because of negative publicity or an improving economy, would make our business less appealing and adversely affect our revenues.

We may incur additional costs or liabilities and lose revenues impacting operating results as a result of litigation and government regulation affecting the operation of our business.

Our business is subject to extensive federal, state, and local government regulation. Typically our business license must be renewed annually with the County of Sarasota, Florida and may be suspended or revoked at any time for cause.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to ChinAmerica Andy Movie Entertainment Company (CAME) and other names and marks used by us, which could adversely affect the value of the CAME’s brand.

We have not registered the “CAME” mark used by our Movie Entertainment Media Company as a trade name in Florida or any state or with the United States Patent and Trademark Office. The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. The unauthorized use or other misappropriation of our trade name could diminish the value of our business and may cause a decline in our revenue.

Any new indebtedness may adversely affect our financial condition, results of operations, limit our operational and financing flexibility and negatively impact our business.

Any revolving credit facility, and other debt instruments we may enter into in the future, may have negative consequences to the Company, including but not limited to the following:

•

our ability to obtain financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•

we may use a substantial portion of our cash flows from operations to pay interest on any new indebtedness, which will reduce the funds available to us for operations and other purposes;

Quicklink to Table of Contents

Quicklink to Financial Statements

•

our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•

our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•

our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect that we will depend primarily upon our operations to provide funds to pay our expenses and to pay any amounts that may become due under any new credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, economic and other factors, many of which we cannot control.

We could face labor shortages that could slow our growth and adversely impact our ability to operate our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply. Any future inability to recruit and retain qualified individuals may delay our ability to increase the sales at our business. Any such delays, any material increases in employee turnover rate or any widespread employee dissatisfaction could have a material adverse effect on our business and results of operations.

We depend on the services of a key executive, the loss of whom could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our senior executive, Andy Fan is important to our success because he is instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging any necessary financing. Losing the services of Mr. Fan could adversely affect our business until a suitable replacement could be found. Neither Mr. Fan nor our Secretary/Treasurer, Mr. Daniels are bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. We estimate that it will cost approximately $45,000 annually to maintain the proper management and financial controls for our filings.  In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting, which requires us to document and test the design and operating effectiveness of our internal controls over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

We do not have current insurance policies that may provide adequate levels of coverage against claims and we may incur losses without such insurance.

We do not maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business and results of operations.

Risks Relating to our Common Stock

Our future results may vary significantly in the future which may adversely affect the price of our common stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the

Quicklink to Table of Contents

Quicklink to Financial Statements

results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

We are subject to the reporting requirements of federal securities laws, which can be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

There is not now, and there may not ever be, an active market for our common stock.

There currently is no market for our common stock. Further, although our common stock may be quoted on the OTC Bulletin Board, trading of our common stock has not occurred. We cannot assure you that a more active market for the common stock will ever develop.

There may be issuances of shares of preferred stock in the future.

Although we currently do not have preferred shares outstanding, the board of directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

No dividends were declared during 2012 and 2011.  We have not paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

If we fail to continue to comply with the listing requirements of the OTCBB, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the OTCBB and the OTC Markets. We are subject to certain continued listing standards. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTCBB’s and the OTC Market’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

Our stock price will be extremely volatile.

The trading price of our common stock will be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our stock.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 5,000,000,000 shares of common stock, of which 3,238,078 shares of common stock are issued and outstanding as of December 31, 2012. Our board of directors has the authority to cause us to issue additional shares of

Quicklink to Table of Contents

Quicklink to Financial Statements

common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Since our securities are subject to penny stock rules you may have difficulty selling your shares.

Our shares of common stock are “penny stocks” and are covered by Section 12(g) of the 1934 Securities and Exchange Act which imposes additional sales practices which requires broker/dealers who sell ChinAmerica Andy Movie Entertainment Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements.  For sales of our securities a broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale.  The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

Our Amended and Restated Articles of Incorporation provide for one class of blank check preferred stock solely at the discretion of the Board of Directors.

Our Board of Directors may, at its sole discretion, issue stock from our authorized blank check preferred class.  Shareholders do not have any control regarding the issuance of any shares from this class and may be adversely affected by any such issuance or subsequent sale in the form of dilution, voting, and value of their shares.  The preferred shares may also be issued with preferences or rights that may adversely affect the holders of our common stock.

Since our Secretary/Treasurer and Director, Michael J Daniels is our controlling shareholder there may be a conflict of interest for Mr. Daniels for our company and his other business interests.

Our Secretary/Treasurer and Director is our controlling shareholder who owns 1,934,358 shares of our common stock.  Mr. Daniels has the ability to control all business matters and he has clients from his other businesses that may cause a conflict with his acting independently regarding our company.  Such a conflict of interest would likely cause investors to lose all or part of their investment.

At the present time our Officers and Directors provide their services on an unpaid basis and may not be able to continue their services without pay.

Since our company is not currently operating with earnings and cash flows to support Officer and director salaries, our Officers and Directors work on an unpaid basis.  If and when the company has increased its operations to support salaries, we intend for our Officers/Directors to be compensated, which compensation will be adjusted annually based on individual performance and performance of the Company.  Revenues and earnings, as well as sufficient cash flow, will be considered when determining when salaries may be available to our Officers and directors.  Cash flows must be sufficient to meet the monthly cash needs of the business.  Earnings are determined quarterly and will be analyzed along with our cash flows to determine if there is sufficient cash remaining after all expenses are paid to commence salaries for the officers and directors.  Until then, there is a risk that our Officers and directors may need to find work elsewhere to supplement their income, distracting them from our operations resulting in poor quality control and a loss of clients and business.

Risks relating to doing business in China

Substantially all of our business assets are located in China, and substantially all of our sales will be derived from China. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal development in China.

Our operating entity will derive its sales from China.

All sales by the company will be generated from China. We anticipate that sales in China will continue to represent all of our total sales in the future. Any significant decline in the condition of the PRC economy could adversely affect our business and financial condition.

The ability to implement planned development depends on many factors, including the ability to receive various governmental permits.

In accordance with PRC laws and regulations, operating entities are required to maintain various licenses and permits in order to operate at each production facility including, without limitation, hygiene permits and industrial products production permits. The operating entities are required to comply with applicable hygiene safety standards in relation to production processes. Failure to pass these inspections, or the loss of or suspension of some or all of production activities could disrupt our operations and adversely affect our business.

Changes in the policies of the Chinese government could have a significant impact upon the ability to sustain growth.

Quicklink to Table of Contents

Quicklink to Financial Statements

Since 1978, the PRC government has promulgated various reforms of its economic system and government structure. These reforms have resulted in significant economic growth and social progress for China in the last two decades. Many of the reforms are unprecedented or experimental, and such reforms are expected to be modified from time to time. Although we cannot predict whether changes in China’s political, economic and social conditions, laws, regulations and policies will have any materially adverse effect on our company  currently or in the future, our results of operation or financial condition could be negatively impacted.

Our ability to do business depends on a number of factors, including general economic and capital market conditions in China and credit availability from banks and other lenders in China. Recently, the PRC government has implemented various measures to control the rate of economic growth and tighten its monetary policies. Slower economic growth rate may in turn have an adverse effect on the ability to sustain growth and our ability to remain in business.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs will be mostly denominated in RMB. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly, to the extent that the operating entities need to convert U.S. dollars into RMB for such purposes. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of the assets of the operating entities.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we will inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Because assets and operations of the company will be located outside the United States and a majority of our officers and directors may be non-United States citizens living outside of the United States, investors may experience difficulties in attempting to enforce judgments based upon United States federal securities laws against us and our directors. United States laws and/or judgments might not be enforced against us in foreign jurisdictions.

All of our holdings are held through our corporation organized and located in the United States, and all the assets of our company will be located outside the United States. In addition, a majority of our officers and directors may be foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments made by U.S. courts for civil liabilities against the individual directors or officers who are non-citizens of the U.S. In addition, U.S. investors should not assume that courts in the countries in which our operations are or where the assets of our company will be located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

The legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes with third parties.

The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

The Chinese government exerts substantial influence over the manner in which we the operating entities must conduct their business activities.

The operating entities depend on their relationships with the local governments in the province in which they operate. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our company will be in

Quicklink to Table of Contents

Quicklink to Financial Statements

material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers. If these economic conditions are prolonged or deteriorate further, the market for our services could potentially decrease accordingly.

Our Company could potentially experience rapid growth in operations, which would place significant demands on the Company’s management, operational, and financial infrastructure.

If the Company does not effectively manage its growth, the quality of its products and services could suffer, which could negatively affect the Company’s brand and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial, and management controls and its reporting systems and procedures. Failure to implement these improvements could hurt the Company’s ability to manage its growth and financial position.

The brand identity that the Company is developing we believe will contribute to the success of its business. Maintaining and enhancing the Company’s brand image is critical to expanding the Company’s base of customers and members.

The Company believes that the importance of brand recognition will increase due to the relatively low barriers to entry in the market. If the Company fails to maintain and enhance the Company’s brand, or if it incurs excessive expenses in this effort, the Company’s business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing the Company’s brand will depend largely on the Company’s ability to continue to provide high-quality products and services.

ITEM 2—PROPERTIES

Our Corporate office is located at 6371 Business Boulevard, Suite 200, Sarasota, Florida 34240.  Which is a commercial building located near a major interstate.  We do not own the building but rent a furnished office within the premises which is approximately 300 square feet individually.  We rent on a month to month basis with no lease required. The building is a double story brick building that is in satisfactory condition. We own our computer system, ancillary equipment, and office supplies and all of the related equipment purchased for use in a business. Our phone number is (863) 688-3800 and our corporate website is www.came8.com.

ITEM 3—LEGAL PROCEEDINGS

 There is no pending litigation by or against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Quicklink to Table of Contents

Quicklink to Financial Statements

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “CAME.”  As of March 19, 2013 we have had no trading of our stock on the OTCBB or the OTC Markets where our stock is currently quoted. There is currently no trading market for our shares.

As the market for our shares develops, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other consulting services or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

During the year ended December 31, 2012, the Company did not issue any stock.

We had thirty-three (33) stockholders of record of our common stock as of December 31, 2012.  The CUSIP number for our common stock is 16952K 109.

ITEM 6—SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and as such, are not providing the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes contained elsewhere in this prospectus. This section of our prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are an operating company that is seeking to expand operations when we believe the current economic downturn has stopped. We have an operating history and have generated revenues in every period in which we have been operational. We have yet to undertake any expansion activity. We believe the economy is in the latter stages of an economic downturn and there is a reasonable likelihood that increased revenues can be derived from our business in the foreseeable future when our economy begins to improve.

Quicklink to Table of Contents

Quicklink to Financial Statements

If we are able to increase revenues there is no guarantee that we will be able to generate any profits.  We do not believe that our operation will require us to acquire additional capital that can provide the company cash for its operations over the next twelve (12) months.

Our Board of Directors believes that we cannot expand as an on-going business during the next twelve months since we are in an economic downturn.  Management believes that it must follow a prudent strategy of keeping any profits in the company to avoid having to take on any debt.  Both of our Officers/directors have therefore decided to forego any cash compensation until we believe that the economy has begun to change and our revenues increase accordingly.

Our future financial success will be dependent on the success of our ability to generate more revenue through an aggressive direct marketing campaign targeting homeowners in our specific target market area. Any significant revenue increases may take years to complete and future cash flows, if any, are impossible to predict at this time.  Since we are in a highly competitive industry where the failure rate for small individual businesses is at an all-time high management is developing a business model that will concentrate on cost control with slow business development.

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “CAME” "we," "us," or "our" and the "Company" are references to the business of ChinAmerica Andy Movie Entertainment Company.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are an operating company that is seeking to commence operations in the movie and entertainment business rather than the legal document services. We have an operating history and have generated revenues from our prior business model activities that have produced both net incomes and losses in the periods in which we have been fully operational.

The Company formerly concentrated its efforts in the legal document typing industry.  At the time, our management believed we could capitalize on the quality of the services offered by the company to increase business.

We changed to our current business model on October 11, 2012.  Since then, we incurred additional liabilities that made our company illiquid at times.

Our Board of Directors believes that we can operate as a movie and entertainment business during the next twelve months.  A change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any strategic change in operations is largely dependent on factors beyond our control such as the

Quicklink to Table of Contents

Quicklink to Financial Statements

market for our services.   We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.

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

Employees

As of December 31, 2012, there were no paid employees. This includes the two (2) officers and directors who run the corporation.

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized in the statements for the current and future periods.

Impairment of Long-Lived Assets

The Company assesses the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the store over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Results of Operations for the years ended December 31, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quicklink to Table of Contents

Quicklink to Financial Statements

Table 1.0 Summary of Results of Continuing Operations

	For the periods ending
	December 31, 2012	December 31, 2011
Revenue	$-	$-
Operating expenses	14,380	14,382
Net operating income (loss)	(14,380)	(14,382)

Operating expenses consist of rents, telephone and audit fees for the years ended December 31, 2012 and 2011.

Table 2.0 Summary of Results of Discontinued Operations

	For the periods ending
	December 31, 2012	December 31, 2011
Revenue	$104,250	$113,239
Operating expenses	106,088	138,849
Net operating income (loss)	(1,838)	(25,610)
Income (loss) from discontinued operations	$(1,838)	$(25,610)

Assets and Liabilities of Discontinued Operations
	For the periods Ending
	December 31, 2012	December 31, 2011
Total assets	$3,641	$804
Total liabilities	13,000	3,945
Stockholder’s Equity	$(9,359)	$(3,141)
Total Liabilities and Stockholders’ Equity	3,641	804

Income (Loss) from Discontinued Operations. For the year ended December 31, 2012, total income was $104,250 compared to $113,239 for the year ended December 31, 2011. The total income generated in the current year was directly attributable to the discontinued operations of the legal document typing industry.   We believe we will be able to take advantage of the new strategic direction of the Company to generate revenue beginning in the late in the fiscal year of 2013.

Operating Expenses of discontinued operations. Expenses decreased by $32,761 to $106,088 for the year ended December 31, 2012 from $138,849 for the year ended December 31, 2011.  The decrease is primarily related to loss of independent contractor services and the previous owner’s compensation.

Net Income (Loss). As a result of the factors described above, we show a net loss from discontinued operations of ($1,838) for the year ended December 31, 2012 compared to ($25,610) for the year ended in 2011.

Liquidity and Capital Resources

General. At December 31, 2012, we had cash and cash equivalents of $3,641. We have historically met our cash needs through a combination of cash flows from operating activities, which have been discontinued. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of ($16,218) and ($39,992) for the years ended December 31, 2012 and 2011, respectively. The principal elements of cash flow from operations for the year ended December 31, 2012 included a net loss of ($16,218) offset by assets and liabilities of discontinued operations.

Cash generated in our financing activities was $13,000 for the year ended December 31, 2012, compared to $0 during the comparable period in 2011.

As of December 31, 2012, current liabilities exceeded current assets by thirty-nine percent 39%. Current assets increased from $804 at December 31, 2011 to $3,641 at December 31, 2012 whereas current liabilities also increased from $3,945 at December 31, 2011 to $13,000 at December 31, 2012.

Quicklink to Table of Contents

Quicklink to Financial Statements

Table 3.0

	For the years ended December 31,
	2012	2011
Cash used in operating activities	$ (20,163)	$ (16,295)
Cash used in investing activities	-	-
Cash provided by financing activities	23,000	16,024
Net changes to cash	$ 2,837	$ (271)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $4,485 in the fourth quarter of 2012 and net loss of ($16,218) for the year ended December 31, 2012 compared to sales of $113,329 and net loss of ($39,992) for the year ended December 31, 2011 The Company has a decreasing gross profits, increasing general expenses and negative working capital.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw material prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings, however, we believe these fluctuations have not been significant.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

Quicklink to Table of Contents

Quicklink to Financial Statements

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 1, 2012, we engaged Drake & Klein, C.P.A.’s, as our independent auditors. They are our first auditors and we have had no disagreements with Drake & Klein on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

Management Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

Quicklink to Table of Contents

Quicklink to Financial Statements

("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 but not reported, whether or not otherwise required by this Form 10-K.

Quicklink to Table of Contents

Quicklink to Financial Statements

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

As reported in our Current Report on Form 8-K filed on December 21, 2012, at the October 4, 2012 special meeting of shareholders, Mr. Andy Z. Fan, Mr. Michael J Daniels became our new board of directors and officers as provided in Table 5.0 below

Table 4.0 Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Andy Z Fan	49	President, Director	None
Michael J Daniels	66	Secretary, Treasurer, Director	None
Deborah Igoe	54	Former[1] Secretary	None
1Ms. Igoe resigned as Secretary on October 1, 2012.

Background of Executive Officers and Directors

Andy Z. Fan

Mr. Fan was appointed as Director and President on October 1, 2012 upon Mr. Daniel’s resignation October 1, 2012.  Mr. Andy Z. Fan is a prominent Chinese-American businessman with outstanding connections with the Chinese government, long standing relationships with Chinese media, and has a strong fan base in China where he has appeared in various forms of media over the past few years. He was once the interpreter for China's Head of State -- Prime Minister Li Peng. Later, he was awarded a full scholarship to study on the graduate level in the U.S., and was introduced to former U.S. President Bill Clinton by the University President and served as Clinton's Chinese interpreter.   Mr. Andy Z. Fan's popular book "Clinton and My Life" has made him an idol to millions of Chinese students, and a well-respected sought-after public speaker.

Mr. Fan is currently President, Director, and Chairman of the Board of AF Ocean Investment Management Company [OTCBB:AFAN].  AF Ocean’s mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

Mr. Fan is currently Director and Chairman of the Board of Sichuan Leaders Petrochemical Company [OTCBB:SLPC]. The primary focus of the Company will be on the proposed pursuing business opportunities within the high-end lubricating oil research and development, production and sales.

His nine popular books in China, including the No. 1 best seller in China in June 2011, also make him a frequent guest on TV, as well as being followed and interviewed by media everywhere he goes. He has been on numerous magazine covers, including “Chinese Business Leader”, “China Celebrity”, “China Private Capital”, “World Chinese Businessman”, “Discovery”, “Commerce”, “The View”, among others. To millions of fans and their parents across the country, Andy is their hero and a super star. Due to his popularity, he is often invited as the guest of honor and speaker by many prominent organizations, such as being invited to Nobel Laureates Beijing Forum and Forbes China City Investment Forum. In 2009, in celebration of the 60th anniversary of the founding of the People’s Republic of China, Mr. Andy Z. Fan was chosen to be one of “China’s 60 Role Models in 60 Years”, and his portrait was printed on a Chinese Postage Stamp that same year.

Michael J Daniels

Mr. Daniels has over thirty-five (35) years of business experience.  He has been involved in start-up companies as well as companies needing an experienced executive to help the business gain market share and reduce expenses to increase profits.  His skills working with financial professionals such as C.P.A.’s, accountants and P.C.A.O.B. Auditors provide us with the ability to keep our internal

Quicklink to Table of Contents

Quicklink to Financial Statements

controls over financial accounting consistent with the requirements of Regulation S-K Item 308, Internal Control Over Financial Reporting.

Mr. Daniels has served as our Secretary/Treasurer and Chairman of the Board of Directors of Top To Bottom Pressure Washing, Inc. since we acquired control of the business on May 30, 2012.  Mr. Daniels is also the Secretary/Treasurer/Director of ChinAmerica Andy Movie Entertainment Media, Co. [OTCBB:CAME] formally known as Court Document Services, Inc., a company fully reporting with the SEC.  Mr. Daniels has worked as a business owner and consultant for the last ten (5) years for 5 Dogs Inc. and Cheetah Consulting, Inc.  Mr. Daniels holds a B.A. in Management from Webster University.  As a business owner and consultant he was responsible for conducting due diligence on various businesses from determining the value of a private business to negotiating the purchase of a business.  Once he acquired a business he was responsible for all employee hiring and training; instituting accounting procedures; compliance with all state and federal regulations, if any; and advertising.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2011 were timely filed with the Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its Chief Executive Officer and other senior financial officers, which group includes the Company’s principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is accessible at our Internet website, www.came8.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our Treasurer and Director, Michael J. Daniels, for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Daniels as our company CFO and our audit committee financial expert is not detrimental to the Company. Mr. Daniels has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Daniels has gained this expertise through his experience as our CFO and through his formal education. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation arrangements with its named executive officers are designed to attract and retain the best available personnel for positions of substantial responsibility with the Company.  In addition, these arrangements have been developed to provide additional incentive to the Company’s key employees and promote the success of the Company’s business.

The compensation arrangements consist of two components.  The first component is base compensation (or “salary”) and the second component is the stock option plan.

Base Compensation

The following table sets forth information concerning the compensation of our President and Secretary/Treasurer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2012 and 2011, and whose

Quicklink to Table of Contents

Quicklink to Financial Statements

salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2012 and 2011, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 5.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z. Fan[2], President	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Michael J Daniels[3], Secretary, Treasurer	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Deborah Igoe, former[1] Secretary	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

1Ms. Igoe resigned as Secretary on October 1, 2012.

2There is no employment contract with Mr. Fan at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[3]There is no employment contract with Mr. Daniels at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2012:

Table 6.0 Outstanding Equity Awards at December 31, 2011

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Andy Z. Fan	0	0	0	0	0	0	0	0	0
Michael J. Daniels	0	0	0	0	0	0	0	0	0
Deborah Igoe	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Quicklink to Table of Contents

Quicklink to Financial Statements

Table 7.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andy Z. Fan	0	0	0	0	0	0	0
Michael J. Daniels	0	0	0	0	0	0	0
Deborah Igoe	0	0	0	0	0	0	0

Board of Directors and Committees

Currently, our Board of Directors consists of Andy Z. Fan and Michael J. Daniels. We are seeking additional board members. At present, the Board of Directors has not established any standing committees.  Our prior Officers, Deborah Igoe and Michael J. Daniels resigned their positions effective October 1, 2012.  We are seeking additional board members.  At present, the Board of Directors has not established any standing committees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  During the fiscal year ended December 31, 2012, none of the directors were paid officers of the Company.  Board members participated in the consideration of the Director compensation and no compensation was granted.  At this time, the Compensation Committee does not have a charter.

Compensation Committee Report

The Compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management.  Based on the review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

 MEMBERS OF THE COMPENSATION COMMITTEE

o

Andy Z. Fan, President, Director

o

Michael J. Daniels, Secretary, Treasurer, Director

Employment Agreements

Currently, we have no employment agreements with our officers.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2012, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Quicklink to Table of Contents

Quicklink to Financial Statements

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 8.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 8.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Andy Z. Fan 501 Madison Ave. New York, NY 10022	1,909,358	76%
Common Stock	Michael J. Daniels 6719 Bobby Jones Court. Palmetto, FL 34221	25,000	1%
Common Stock	All Executive Officers and Directors as a Group	1,934,358	77%

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2012, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

Director Independence

In accordance with the rules of the Commission, the Board of Directors has evaluated each of its directors’ independence from the Company based on the definition of “independence” established Item 407(a) of Regulation S-K. In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships exist currently or, during the past year existed, between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined we currently have no independent directors.  Andy Z. Fan and Michael J Daniels are fulfilling the audit, nominating and compensation committee functions.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On March 1, 2012, we engaged Drake & Klein, C.P.A.’s, as our independent auditors. They are our first auditors and we have had no disagreements with Drake & Klein on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal 2012 and 2011:

Table 9.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2012	$10,380	$0	$0	$2,760 (1)	$13,140
2011	$3,901	$0	$0	$0	$3,901

(1)

Audit related fees for the Registration Statement on Form S-1.

Quicklink to Table of Contents

Quicklink to Financial Statements

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of CHINAMERICA ANDY MOVIE ENTERTAINMENT COMPANY are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2012 and December 31, 2011

•

Statements of Operations for the years ended December 31, 2012 and December 31, 2011

•

Statements of Stockholders’ Deficit for the years ended December 31, 2012 and December 31, 2011

•

Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation Filed on February 4, 2011 as Exhibit 3(i) to the registrant’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.2

Amended and Restated Articles of Incorporation

Filed on February 4, 2011 as Exhibit 3(ii) to the registrant’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

3.3	By-Laws Filed on February 4, 2011 as Exhibit 3(i) to the registrant’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.4	Amended and Restated Articles of Incorporation Filed on October 5, 2011 as Exhibit 3(iv) to the Company’s Current Report on Form 8-K dated October 1, 2011 and incorporated herein by reference.
10	Contract For Purchase Of Assets And Liabilities Filed on October 5, 2011 as Exhibit 3(iv) to the Company’s Current Report on Form 8-K dated October 1, 2011 and incorporated herein by reference.
14	Code of Ethics Filed on February 4, 2011 as Exhibit 14 to the registrant’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101*

Financial statements from the annual report on Form 10-K of ChinAmerica Andy Movie Entertainment Company for the year ended December 31, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the interactive XBRL files contained in Exhibit 101 hereto are deemed “not filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under that section.

Quicklink to Table of Contents

Quicklink to Financial Statements

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT COMPANY

Dated: March 28, 2012	/s/ANDY Z FAN
Andy Z. Fan
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINAMERICA ANDY MOVIE ENTERTAINMENT COMPANY

Dated: March 28, 2012	/s/ANDY Z FAN
Andy Z. Fan
Chief Executive Officer, President, Chairman of the Board of Directors

Dated: March 28, 2012	/s/MICHAEL J DANIELS
Michael J. Daniels
Secretary, Treasurer, and Director

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

2451 N. McMullen Booth Road, Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ChinAmerica Andy Movie Entertainment Media, Co.,

formerly Court Document Services Inc.

We have audited the accompanying balance sheets of ChinAmerica Andy Movie Entertainment Media, Co. as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. The management of Court Document Services Inc. is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Court Document Services Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

fka Drake & Klein CPAs

Clearwater Florida

March 26, 2013

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Company

BALANCE SHEET

For the Years Ended December 31,

	As of December 31,
	2012 (audited)	2011 (audited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 3,641	$ 804
Total Current Assets	3,641	804
Property and Equipment, net of accumulated depreciation as of December 31, 2012 and 2011 respectively	-	-
Total Assets:	$ 3,641	$ 804

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Liabilities of discontinued operations	$ 0	$ 3,945
Loan from Shareholder	13,000	-0-
Total Current Liabilities	13,000	3,945
Commitments and contingencies (Note 9)

Stockholders' Equity (deficiency):
CoCommon Stock, $0.01 per share par value; 500,000,000 shares authorized; and 2,500,000 issued and outstanding	35,000	25,000
Additional Paid in Capital	(24,900)	(24,900)
(Accumulated deficit) Retained earnings	(19,459)	(3,241)
Total Stockholder’s (Deficiency) Equity	(9,359)	(3,141)
Total Liabilities and Stockholders' Equity (Deficit)	$ 3,641	$ 804

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Company

STATEMENT OF OPERATIONS

For the Years ended December 31,

	As of December 31,
	2012 (audited)	2011 (audited)
Revenue:
Sales	-	-

Expenses
General and administrative expenses	14,380	14,382

Loss from operations	(14,380)	(14,382)
Loss from discontinued operations	(1,838)	(25,610)
Income tax benefit	-	-
Net Loss	(16,218)	(39,992)

Basic and diluted net loss per share
Continuing operations	(0.01)	(0.01)
Discontinued operations	(0.00)	(0.01)

Weighted average shares outstanding
- Basic and Diluted	2,749,315	2,500,000

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Company

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Subscription Receivable	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount

Balance as of December 31, 2009	500	$500	$-	$(400)	$38,564	$38,664
Stock split 5000:1, authorized January 30, 2012*
Stock split: Old shares	(500)	(500)	100	400	-	-
Stock split: Issue new shares	2,500,000	25,000	(25,000)	-	-	-
Balance at December 31, 2009 as restated For Stock split	2,500,000	25,000	24,900	-	38,564	38,664
Net Loss 2010	-	-	-	-	(1,813)	(1,813)
Balance; December 31, 2010	2,500,000	25,000	(24,900)	-	36,751	36,851

Net Loss 2011	-	-	-	-	(39,992)	(39,992)

Balance at December 31, 2011	2,500,000	$25,000	$(24,900)	$-	(3,241)	$(3,141)

Sale of stock	1,000,000	10,000	-	-	-	10,000

Net Loss 2012					(16,218)	(16,218)

Balance at December 31, 2012	3,500,000	$35,000	$(24,900)	$-	$(19,459)	(9,359)

*A stock split authorized on January 30, 2012 was retroactively applied to all years presented.

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Company

STATEMENT OF CASH FLOWS

For the Years Ended December 31,

	As of December 31,
	2012 (audited)	2011 (audited)
Cash Flows from Operating activities
Net income, (net loss)	$(16,218)	$(39,992)
Adjustments to reconcile net income, (net loss) to net cash provided by (used in) operating activities:
Write off of loan payable to shareholder		23,464
Write off of receivable from employees		-
Changes in Operating Assets and Liabilities:
Accounts payable	(2,475)	879
Deferred revenue	(1,470)	(646)
Net cash provided by (used in) operating activities	(20,163)	(16,295)

Cash Flows From Financing activities
Loan from Shareholder	13,000	16,024
Proceeds from Sale of Stock	10,000	-
Net cash provided by (used in) financing activities	23,000	16,024

Net increase in cash and cash equivalents	2,837	(271)

Cash and cash equivalents, beginning of period	804	1075

Cash and cash equivalents, end of period	$3,641	$804

Supplemental disclosures on cash flow:
Cash paid for interest	$-	$-
Cash paid to income taxes	$-	$-

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Company

Notes to Financial Statements

For the Year Ended December 31, 2012

NOTE 1.

ORGANIZATION AND DESCRIPTION OF DISCONTINUED BUSINESS OPERATIONS

Court Document Services, Inc., now known as ChinAmerica Andy Movie Entertainment Company (the “Company”), was incorporated under the laws of the State of Florida on September 26, 2002.

Prior to October 11, 2012, the Company was a provider of retail non-attorney documentation typing service, based in Lakeland Florida.  The Company serviced the central Florida market.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2012.

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

Quick Link to Table of Contents

Revenue Recognition

The Company recognizes revenue on our products when all of the following exist:  persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company has several revenue streams as follows:

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $38,235 and $38,459 for the years ending December 31, 2012 and 2011, respectively.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings

Quick Link to Table of Contents

(loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At December 31, 2012 and 2011 there were no potentially dilutes securities.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these financial statements were issued.

Subsequent Events

The Company has evaluated subsequent events through December 31, 2012 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

NOTE 3.

RELATED PARTY TRANSACTIONS

During 2011 and 2010, the sole stockholder borrowed and loaned money to the Company as needed.  As of December 31, 2010, the stockholder owed the Company $39,488.  In 2011, the Company was owed $23,464 which was written off as officer compensation of December 31, 2011 and included in Selling, General and Administrative expense.  During 2012, the officers loaned the Company a total of ($13,000) in operations funds.  These loans are payable on demand and do not have a stated interest rate.

During 2012, the Company issued 1,000,000 shares of stock to our main officer in exchange for a $10,000 investment in the Company.

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of December 31, 2012.

The Company is operating from rented offices in Lakeland on a month and month basis.

NOTE 5.

STOCKHOLDERS’ EQUITY

As of December 31, 2011 and 2010, the Company had 500 shares of common stock authorized with 100 shares issued and outstanding.

Quick Link to Table of Contents

The common stock is voting.  In January 2012 the authorized amount was increased to 500,000,000 shares of common stock and a stock split was approved at 5,000:1.   These changes have been retro-actively applied to these financial statements.

In October 2012, the company issued 1,000,000 of common stock at par value for $10,000 cash to our main officer.

The Company has no options or warrants outstanding in either year.

NOTE 6 – INCOME TAX

For the fiscal year 2011, the Company was an S-Corporation.  For the fiscal year 2012, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2012, the Company has net operating losses of continuing operations.  The carry forward expires through the year 2022.  The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s discontinued operations had an operating loss and a gain from disposal a realization which may be limited.  A valuation allowance has been applied due to the uncertainty of the tax consequences on the sale.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to income before taxes), as follows:

Tax Expense	December 31, 2012	December 31, 2011
Tax expense (benefit) at the statutory rate	$(2,400)	(6,000)
State income taxes, net of federal income tax benefit	-
Change in valuation allowance	2,400	6,000
Total	$-	-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Quick Link to Table of Contents

The historical earnings history of the Company does not apply as those operations have been discontinued (see Note 9), therefore the net deferred tax assets for 2011 was fully offset by a 100% valuation allowance.  The valuation allowance for the remaining net deferred tax assets was $0 as of December 31, 2012.

NOTE 7 - DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

On October 11, 2012, the Board of Directors appointed Mr. Andy Z. Fan as Director and Chairman of the Board.  On September 21, 2012, Chairman Andy Fan held a special meeting of the Board of Directors to discuss a change is business strategy and business model for the Company due to the current economic conditions.  The legal liabilities and the strong competition in the legal services industry did not provide the necessary climate for building the former business model.

The Board  believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.  The Board of Directors and the Shareholders approved moving in a new direction and changing the name of the Company to reflect the new direction and mission.  The approved new strategic direction of the Company will be focusing on Movie, Entertainment and Media.

The new name approved by the Board and the Shareholders was “ChinAmerica Andy Movie Entertainment.” The new business model is to produce or facilitate projects in the entertainment business in the United States and in the Peoples’ Republic of China.

To facilitate this new direction, the Board voted to the disposal of the Company assets which was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary of results of discontinued operations is as follows:

	For the years ended
	December 31, 2012	December 31, 2011
Summary of statement of operations of discontinued operations:
Revenue	$104,250	$113,239
Operating expenses	106,088	138,849
Net operating income (loss)	(1,838)	(25,610)
Gain to be recognized from discontinued operations	-	-
Income tax expense	-	-
Income (loss) from discontinued operations net of tax	$(1,838)	$(25,610)
Summary of assets and liabilities of discontinued operations
Accounts payable	$-	$2,475
Accrued liabilities	-	1,470
Total liabilities	$-	$3,945

NOTE 8.

SUBSEQUENT EVENTS

No events have occurred subsequent to the balance sheet date that would require disclosure.