Form 10-Q
period 2013-03-31
ChinAmerica Andy Movie Entertainment Media Co.
filed 2013-05-13
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ to _____________

Commission File No. 333- 181276

ChinAmerica Andy Movie Entertainment Media Co.
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2013:  3,500,000

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.

BALANCE SHEET

As of March 31, 2013(unaudited) and December 31, 2012 (audited)

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current Assets:
Cash and Cash Equivalents	$5,826	$3,641
Total current assets	5,826	3,641

Property & equipment, net	-	-

Total Assets	$5,826	$3,641

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$25	-
Loans from Shareholders	$23,800	$13,000
Total Current Liabilities	$23,825	$13,000

Stockholders’ equity
Common Stock, $.01 per share par value; 500,000,000 shares authorized; and 3,500,000 shares issued and outstanding	$35,000	$35,000
Additional Paid in Capital	(24,900)	(24,900)
(Accumulated deficit) Retained Earnings	(28,099)	(19,459)
Total stockholders’ (Deficiency) Equity	(17,999)	(9,359)
Total Liabilities and Stockholders’ (Deficit) Equity	$5,826	$3,641

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENT OF OPERATIONS

For the Three Months Ended March 31,

	2013 (unaudited)	2012 (unaudited)

Revenue:
Sales	$-	$-

Expenses:
General and Administrative	$8,640	$-
Loss from Operations	$(8,640)	$-
Loss from Discontinued Operations	$-	$(760)
Income Tax Benefit	$-	$-
Net (Loss) Profit	(8,640)	(760)

Basic and Diluted Net Loss per Share:
Continuing Operations	(0.00)	-
Discontinued Operations	-	(0.00)

Weighted average shares outstanding - Basic and Diluted	3,500,000	2,500,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31,

	2013 (unaudited)	2012 (unaudited)

Cash Flows from Operating Activities
Net (Loss) income	$(8,640)	$(760)

Changes in Operating Assets and Liabilities:
Accounts Payable	$25	$2,389
Net Cash (Used In) Provided by Operating Activities	$(8,615)	$1,629

Cash Flows From Financing Activities:
Loans from Shareholder	$10,800	-
Net Cash Provided By Financing Activities	$10,800	-

Change in Cash and Cash Equivalents:	$2,185	$1,629
Cash and Cash Equivalents, beginning of period	$3,641	$804
Cash and Cash Equivalents, end of period	$5,826	$2,433

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2013 and 2012; (b) the financial position at March 31, 2013; and (c) cash flows for the three month periods ended March 31, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the first (1st) fiscal quarter and net loss of ($8,640) for the three months ended March 31, 2013 compared to discontinued operations of ($760) for the three months ended March 31, 2012. These factors raise minimal doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Quick Link to Table of Contents

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2012, tax years 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Earnings (Loss) Per Share

Basic earnings Per Share,” per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At March 31, 2013 and December 31, 2012 there were no potentially dilutive securities.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not

Quick Link to Table of Contents

anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these financial statements were issued.

.

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders borrow and loan money to the Company as needed.   During the year ended December 31, 2012, a shareholder advanced the Company $13,000. During the period ended March 31, 2013, shareholders advanced the Company $10,800. These loans are payable on demand, are non-interest bearing, and are convertible to stock at market price or par value if there is no market.

During 2012, the Company issued 1,000,000 shares of stock to an officer, at $0.01 per share per share, in exchange for cash proceeds of $10,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of March 31, 2013.

The Company was operating from rented offices in Lakeland on a month and month basis. With the transition the offices are now located in Sarasota, Florida also on a month to month basis. The monthly rent is $300, respectively.

NOTE 5.

STOCKHOLDERS’ EQUITY

In January 2012 the authorized number of shares was increased to 500,000,000 shares of common stock and a stock split was approved at 5,000:1.   On October 11, 2012, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to five billion (5,000,000,000) shares.

The Company has no options or warrants outstanding in either year.

NOTE 6.

INCOME TAX

As of March 31, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2022. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the

Quick Link to Table of Contents

utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Net operating loss carryforward	$4,200	$2,900
Valuation allowance	(4,200)	(2,900)
Net deferred tax asset	-	-

A reconciliation of (provision) benefit for income taxes to income taxes at the statutory rate is as follows:

	March 31, 2013	March 31, 2012
Federal income (tax) benefit	$1,300	$100
State (taxes) benefit	-	-
Valuation allowance	(1,300)	(100)
(Provision) benefit for income taxes	-	-

NOTE 7.

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

The new name approved by the Board and the Shareholders was “ChinAmerica Andy Movie Entertainment Media Company. The new business model is to produce or facilitate projects in the entertainment business in the United States and in the Peoples’ Republic of China.

To facilitate this new direction, the Board voted to the disposal of the Company assets which was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

	For the periods ending
	March 31, 2013	March 31, 2012
Revenue	$-	$40,240
Operating expenses	-	41,000
Net operating income (loss)	-	(760)
Income tax benefit	-	-
Income (loss) from discontinued operations	$-	$(760)

NOTE 8.

SUBSEQUENT EVENTS

No events have occurred subsequent to the balance sheet date through the date these financial statements were issued that would require disclosure in or adjustment to the financial statements.

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

General

ChinAmerica Andy Movie Entertainment Media Company, formally known as Court Document Services, Inc., is an operating company that is seeking to increase operations in the development, production and distribution of documentaries and animated films within the movie, entertainment and media field in Beijing, China. We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational.

We are in discussions with the local authorities in Beijing, China regarding available locations to meet our space requirements.  In our discussions with the local authorities we have been presented with multiple locations that the authorities have indicated would be available on favorable terms in the event we do locate our production and distribution in the Beijing area.  The production of documentaries will be focused on the Chinese government, culture and the history of the People’s Republic of China.  We are currently in discussion with parties to begin production on a project utilizing facilities already in production.

Our Board of Directors believes that we can operate as a Movie, Entertainment and Documentary Company during the next twelve months increasing revenues of the company.  However, the additional services to be offered may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services.   Management is proposing the addition of offering our services to sole practitioners and small law firms.  We believe that by outsourcing these types of firms can save money.

We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.

Employees

As of March 31, 2013, there are two (2) officers and directors who oversee the operations of the corporation.

Quick Link to Table of Contents

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

Results of Operations

The following table provides a summary of the results of operations for the quarter ended March 31, 2013 and 2012 as well as the results of discontinued operations.

Results of Operations for the Three months ended March 31, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Table 3.0 Comparison of our Statement of Operations for the Three months Ended March 31, 2013 and 2012

	For the Three months Ended March
	2013	2012	%Change
Revenue:	$-	$-	0%
General and administrative expense	8,640	-	100%
Income (loss) from operations	(8,640)	-	-100%
Income (loss) from discontinued operations	-	(760)	100%
Net income (loss)	$(8,640)	$(760)	(1037)%
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)	-

Income from Operations. For the three months ended March 31, 2013, total income was $0.00 due to the discontinued operations of the legal document services and the change in direction for the company.  We showed a loss from operations while we focused on setting up operations in the People’s Republic of China.

Operating Expenses. Expenses increased by $7,880 or approximately a 1037% increase to $8,640 for the three months ended March 31, 2013 from $760 for the three months ended March 31, 2012.  The increase in expenses is primarily related to discontinued operations of the legal document services and startup operations in the People’s Republic of China for the business, ChinAmerica Andy Movie Entertainment Media Company.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(8,640) for the three months ended March 31, 2013 compared to the loss of $760 for the three months ended March 31, 2012.   We believe the loss from operations is related to the new operations being set up in Beijing, China.

Liquidity and Capital Resources

General. As of March 31, 2013 we had cash and cash equivalents of $5,826. At December 31, 2012, we had cash and cash equivalents of $3,641. We have historically met our cash needs through a combination of cash flows from operating activities, which have been discontinued. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months. We expect to raise capital through stock sales and officer loans.

Between September 26, 2002 and September 31, 2012, the Company concentrated its efforts in the legal document services.  At the time, our management believed we could capitalize on the legal document low cost services we offered.

We changed to our current business model on October 1, 2012.  Since then, we have incurred additional liabilities that make our company illiquid at times.

Our operating activities used cash of $8,615 for the three months ended March 31, 2013. We received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $10,800 for the three months ended March 31, 2013, compared to $0 during the comparable period in 2012.

As of March 31, 2013, current liabilities exceeded current assets.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the first (1st) fiscal quarter and net loss of ($8,740) for the three months ended March 31, 2013 compared to discontinued operations of ($760) for the three months ended March 31, 2012. These factors raise minimal doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

Inflation

Inflation does not materially affect our business or the results of our operations.

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the three months ended March 31, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of ChinAmerica Andy Movie Entertainment Media Co.'s common stock without registration during the last three years.

ITEM 6

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.3	By-Laws Filed on May 9, 2012 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
5

Opinion Regarding Legality and Consent of Counsel by Harrison Law, P.A.

Filed on May 9, 2012 as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

14	Code of Ethics Filed on May 9, 2012 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
23.1

Consent of Experts and Counsel: Independent Auditor's Consent by Drake & Klein, C.P.A.

Filed on May 9, 2012 as Exhibit 23.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

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
101

Financial statements from the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the quarter ended March 31, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: May 10, 2013	/s/ ANDY Z FAN
Andy Z. Fan
President, Director, Chairman of the Board

Dated: May 10, 2013	/s/MICHAEL J. DANIELS
Michael J. Daniels
Secretary, Treasurer, Chief Financial Officer and Director