Form 10-Q
period 2013-06-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2013-07-16
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ to _____________

Commission File No. 000-54769

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2013:  8,500,000

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.

BALANCE SHEETS

As of June 30, 2013 (unaudited) and December 31, 2012 (audited)

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current Assets:
Cash and Cash Equivalents	$49,799	$3,641
Total Current Assets	$49,799	$3,641
Total Assets	$49,799	$3,641

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$590	$-
Loans from Shareholders	$23,800	$13,000
Total Current Liabilities	$24,390	$13,000

Stockholders’ equity
Common Stock, $.01 per share par value; 5,000,000,000 shares authorized; and 8,500,000 shares and 3,500,000 shares issued and outstanding	$85,000	$35,000
Additional Paid in Capital	$(24,900)	$(24,900)
(Accumulated deficit) Retained Earnings	$(34,691)	$(19,459)
Total stockholders’ (Deficiency) Equity	$25,409	$(9,359)
Total Liabilities and Stockholders’ (Deficit) Equity	$49,799	$3,641

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30,

	Six Months ended June 30		Three Months Ended June 30
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)

Revenue:
Sales	$-	$-	$-	$-

Expenses:
General and Administrative	$15,232	$-	$6,592	$-
Profit (Loss) from Operations	$(15,232)	$-	$(6,592)	$-
Profit (Loss) from Discontinued Operations		$2,592		$(760)
Income Tax Benefit	-	-	-	-
Net (Loss) Profit	$(15,232)	$2,592	$(6,592)	$(760)

Basic and Diluted Net Loss per Share:
Continuing Operations	(0.00)		(0.00)
Discontinued Operations		0.00		(0.00)

Weighted average shares outstanding - Basic and Diluted	5,323,204	2,500,000	7,126,374	2,500,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

 ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

		2013 (unaudited)	2012 (unaudited)

Cash Flows from Operating Activities
Net (Loss) income		$(15,232)	$2,592

Changes in Operating Assets and Liabilities:
Accounts Receivable	$		$(1,080)
Accounts Payable		$590	$(1,636)
Other Current Assets		$-	$(2,395)
Net Cash (Used In) Provided by Operating Activities		$(14,642)	$(2,519)

Cash Flows From Financing Activities:
Loans from Shareholders		$10,800	$5,000
Issuance of Common Stock		$50,000	$-
Net Cash Provided By Financing Activities		$60,800	$5,000

Net Change in Cash and Cash Equivalents:		$46,158	$2,481
Cash and Cash Equivalents, beginning of period		$3,641	$804
Cash and Cash Equivalents, end of period		$49,799	$3,285

Supplemental Disclosure:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

Notes to Financial Statements

June 30, 2013

(Unaudited)

NOTE 1.

BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2013 and 2012; (b) the financial position at June 30, 2013; and (c) cash flows for the six month periods ended June 30, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the second fiscal period and net loss of ($15,232) for the six months ended June 30, 2013 compared to the income from discontinued operations of $2,592 for the six months ended June 30, 2012. These factors raise minimal doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Quick Link to Table of Contents

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of June 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Earnings (Loss) Per Share

Basic earnings Per Share,” per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At June 30, 2013 and December 31, 2012 there were no potentially dilutive securities.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders borrow and loan money to the Company as needed.   During the period ended June 30, 2013, shareholders advanced the Company $60,800 for operating expenses. These loans are payable on demand and are non-interest bearing.  They are convertible to stock at market price.

During the period ended June 30, 2013, the Company issued 5,000,000 shares of stock to an officer for $50,000 that was advanced to the Company; the stock was issued at par value.  During 2012, the Company issued 1,000,000 shares of stock to an officer for $10,000.

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Legal

Quick Link to Table of Contents

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of June 30, 2013.

The Company leases rental office space in Sarasota, Florida on a month by month basis. The monthly rent is $300. The Company is pursuing the location of a production facility in Beijing, China and is currently in soft negotiations with authorities in Beijing regarding a location for our facility in the Southern Province of China.

NOTE 5.

STOCKHOLDERS’ EQUITY

In January 2012 the authorized number of shares was increased to 500,000,000 shares of common stock and a stock split was approved at 5,000:1.   On October 11, 2012, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to five billion (5,000,000,000) shares.

During the period ended June 30, 2013, the Company issued 5,000,000 shares of stock to an officer for $50,000 that the officer advanced to the Company; the stock was issued at market price.

As of June 30, 2013, there were 8,500,000 shares issued and outstanding.

The Company has no options or warrants outstanding in either year.

NOTE 6.

INCOME TAX

As of June 30, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2022. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Net operating loss carryforward	$5,200	$2,900
Valuation allowance	(5,200)	(2,900)
Net deferred tax asset	-	-

A reconciliation of (provision) benefit for income taxes to income taxes at the statutory rate is as follows:

	June 30, 2013	June 30, 2012
Federal income (tax) benefit	$2,300	$(400)
State (taxes) benefit	-	-
Valuation allowance	(2,300)	400
(Provision) benefit for income taxes	-	-

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

Quick Link to Table of Contents

the new direction and mission.  The approved new strategic direction of the Company will be focusing on Movie, Entertainment and Media.

The new name approved by the Board and the Shareholders was “ChinAmerica Andy Movie Entertainment Media Co. The new business model is to produce or facilitate projects in the entertainment business in the United States and in the Peoples’ Republic of China.

To facilitate this new direction, the Board voted to the disposal of the Company assets which was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

	For the Six Months ended June 30,		For the Three Months ended June 30,
	2013	2012	2013	2012
Revenue	$-	$80,795	$-	$40,240
Operating expenses	$-	$78,203	$-	$41,000
Net operating income (loss)	$-	$2,592	$-	$(760)
Income (loss) from discontinued operations	$-	$2,592	$-	$(760)

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

General

ChinAmerica Andy Movie Entertainment Media Co., formally known as Court Document Services, Inc., is an operating company that is seeking to increase operations in the development, production and distribution of documentaries and animated films within the movie, entertainment and media field in Beijing, China. We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational.

While we have held discussions with the local authorities in Beijing, China regarding available locations to meet our space requirements we have begun to expand our discussions with provincial officials in provinces in the south of China.  With the ever expanding business base increasing in places such as Sichuan Province we will try to take advantage of the increasing business climate in this particular province.  In our discussions with the local authorities we have been presented with multiple locations that the authorities have indicated would be available on favorable terms in the event we do locate our production and distribution in the Beijing area.  The production of documentaries will be focused on the Chinese government, culture and the history of the People’s Republic of China.  We are currently in discussion with parties to begin production on a project utilizing facilities already in production.

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

Quick Link to Table of Contents

Employees

As of June 30, 2013, there are two (2) officers and directors who oversee the operations of the corporation.

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

Results of Operations

The following table provides a summary of the results of operations for the quarter ended June 30, 2013 and 2012 as well as the results of discontinued operations.

Quick Link to Table of Contents

Results of Operations for both the Three and Six Months ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three months Ended June 30, 2013 and 2012

	For the Six Months Ended June 30,
		2013	2012	%Change
Revenue:		$-	$-	0%
General and administrative expense		$15,232	$-	0%
Advertising	$		$-	0%
Compensation	$		$-	0%
Income (loss) from operations		$(15,232)	$-	0%
Income (loss) from discontinued operations	$		$2,592
Net income (loss)		$(15,232)	$2,592	688%
Income (loss) per share: basic and diluted		$(0.00)	$0.00	-
	For the Three Months Ended June 30,
		2013	2012	%Change
Revenue:		$-	$-	0%
General and administrative expense		$6,592	$-	0%
Advertising	$		$-	0%
Compensation	$		$-	0%
Income (loss) from operations		$(6,592)	$-	0%
Income (loss) from discontinued operations	$		$(760)
Net income (loss)		$(6,592)	$(760)	967%
Income (loss) per share: basic and diluted		$(0.00)	$(0.00)	-

Income from Operations. For the six months ended June 30, 2013, total income was $0.00 due to the discontinued operations of the legal document services and the change in direction for the company.  We showed a loss from operations while we focus on setting up operations in the People’s Republic of China.

Operating Expenses. Expenses increased by $8,640 or approximately a 131% increase to $15,232 for the six months ended June 30, 2013 from $6,592 for the three months ended March 31, 2012.  The increase in expenses is primarily related to discontinued operations of the legal document services and startup operations in the People’s Republic of China for the business, ChinAmerica Andy Movie Entertainment Media Co.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(15,232) for the six months ended June 30, 2013 compared to the loss of $(6,592) for the three months ended June 30, 2013.   We believe the loss from operations is related to the new operations being set up in Beijing and the Sichuan Province of China.

Liquidity and Capital Resources

General. As of June 30, 2013 we had cash and cash equivalents of $49,799. At December 31, 2012, we had cash and cash equivalents of $3,641.

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

Our operating activities used cash of $14,642 for the six months ended June 30, 2013 as compared to $2,519 for the period ended June 30, 2012. We received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $60,800 for the six months ended June 30, 2013, compared to $5,000 during the comparable period in 2012.

As of June 30, 2013, current assets exceeded current liabilities.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no sales and a net loss of ($15,232) for the six months ended June 30, 2013 compared to net gain of $2,592 for the six months ended June 30, 2012.  These factors raise minimal doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Our operations are conducted primarily in the People’s Republic of China however we are not subject to foreign currency exchange rate risk due to the fact that we are currently not generating any revenues or direct expenses from our work in the People’s Republic of China.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Management's Report On Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the three months ended June 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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
23.1

Consent of Experts and Counsel: Independent Auditor's Consent by DKM, C.P.A.’s

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
101

Financial statements from the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the quarter ended June 30, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: July 16, 2013	/s/ ANDY Z FAN
Andy Z. Fan
President, Director, Chairman of the Board

Dated: July 16, 2013	/s/MICHAEL J. DANIELS
Michael J. Daniels
Secretary, Treasurer, Chief Financial Officer, and Director