Form 10-Q/A
period 2013-03-31
ChinAmerica Andy Movie Entertainment Media Co.
filed 2013-08-30
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A1

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

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESTATEMENT EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as originally filed with the Securities and Exchange Commission on May 10, 2013 is to correct errors in the Financial Statements.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.

SUMMARY RESTATEMENT

ChinAmerica Andy Movie Entertainment Media Co.

Financial Statement Items As Originally Reported And Restated

As of and for the 3 months ended - March 31, 2013

	Originally Reported	Adjustments	Restated
Balance Sheet
Current assets[1]	$5,826	$194	$6,020
	$5,826	$194	$6,020

Current liabilities
Loans from Shareholders[2]	$23,800	$200	$24,000
	$23,800	$200	$24,000

Common stock	35,000	-	35,000
Additional paid in capital	(24,900)	-	(24,900)
Retained Earnings	(28,099)	(6)	(28,105)
Total Stockholder’s (Deficiency) Equity	(17,999)	(6)	(18,005)
Total Liabilities and Stockholder’s (Deficit) Equity	$5,826	$194	$6,020

Statement of Cash Flows
Loss	$(8,640)	$(6)	$(8,646)
Net Cash used in Operating Activities[3]	$8,615	$6	$8,621
Net Cash provided by Financing Activities[4]	$10,800	$200	$11,000
Net Change in Cash and Cash Equivalents	$2,185	$194	$2,379
Net loss	$(8,640)	$6	$(8,646)

[1] Amended Cash and Cash Equivalents of $194 for quarter ended March 31, 2013

[2] Amended Loans from Shareholders of $200 for quarter ended March 31, 2013

[3] General and Administrative Expenses Increased by $6 for quarter ended March 31, 2013

[4] Loans from Shareholder increased by $200 for the period ended March 31, 2013

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.

BALANCE SHEETS

As of March 31, 2013 (unaudited) and December 31, 2012 (audited)

	March 31, 2013 (unaudited and restated)	December 31, 2012 (audited)

Assets
Current Assets:
Cash and Cash Equivalents	$6,020	$3,641
Property & Equipment, Net	$-	$-
Total Assets	$6,020	$3,641

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$25	$-
Loans from Shareholders	$24,000	$13,000
Total Current Liabilities	$24,025	$13,000

Stockholders’ Equity:
Common Stock, $.01 per share par value; 5,000,000,000 shares authorized; and 3,500,000 shares issued and outstanding	35,000	35,000
Additional Paid in Capital	(24,900)	(24,900)
(Accumulated deficit) Retained Earnings	(28,105)	(19,459)
Total Stockholders’ (Deficiency) Equity	(18,005)	(9,359)
Total Liabilities and Stockholders’ (Deficit) Equity	$6,020	$3,641

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

	2013 (unaudited and restated)	2012 (unaudited)

Revenue:
Sales	$-	$-

Expenses:
General and Administrative	$8,646	$-
Loss from Operations	$(8,646)	$-
Loss from Discontinued Operations	$-	$(760)
Income Tax Benefit	$-	$-
Net (Loss) Profit	$(8,646)	$(760)

Basic and Diluted Net Loss per Share:
Continuing Operations	(0.00)	-
Discontinued Operations	-	(0.00)

Weighted average shares outstanding – Basic and Diluted	3,500,000	2,500,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2013 (unaudited and restated)	2012 (unaudited)

Cash Flows from Operating Activities
Net (Loss) income	$(8,646)	$(760)

Changes in Operating Assets and Liabilities:
Accounts Payable	$25	$2,389
Net Cash (Used In) Provided by Operating Activities	$(8,621)	$1,629

Cash Flows From Financing Activities:
Loans from Shareholder	$11,000	-
Net Cash Provided By Financing Activities	$11,000	-

Change in Cash and Cash Equivalents:	$2,379	$1,629
Cash and Cash Equivalents, beginning of period	$3,641	$804
Cash and Cash Equivalents, end of period	$6,020	$2,433

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

Notes to Financial Statements

March 31, 2013

(Unaudited and Restated)

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the first fiscal quarter and net loss of ($8,646) for the three months ended March 31, 2013 compared to discontinued operations of ($760) for the three months ended March 31, 2012. These factors raise  doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Quick Link to Table of Contents

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders loan money to the Company as needed.   During the year ended December 31, 2012, a shareholder advanced the Company $13,000. During the period ended March 31, 2013, shareholders advanced the Company $11,000. These loans are payable on demand, are non-interest bearing, and are convertible to stock at market price or par value if there is no market.

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

The Company’s net deferred tax asset as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Deferred Tax Assets	$4,200	$2,900
Valuation allowance	(4,200)	(2,900)
Net deferred tax asset	-	-

Quick Link to Table of Contents

A reconciliation of (provision) benefit for income taxes to income taxes at the statutory rate is as follows:

	March 31, 2013	March 31, 2012
Federal income (tax) benefit	$1,300	$100
State (taxes) benefit	-	-
Valuation allowance	(1,300)	(100)
(Provision) benefit for income taxes	-	-

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

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

	For the periods ending
	March 31, 2013	March 31, 2012
Revenue	$-	$40,240
Operating expenses	$-	$41,000
Net operating income (loss)	$-	$(760)
Income tax benefit	$-	$-
Income (loss) from discontinued operations	$-	$(760)

NOTE 8.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

The Company determined that it had erred in not disclosing all of the funds that were in the bank accounts of the company and has accordingly amended the financial statements and filings.

Quick Link to Table of Contents

NOTE 9.

RESTATEMENT

The Chairman of the Board added two (2) accounts to the balance sheet that were not disclosed with the internet banking access.  The accounts were not discovered by our Chief Financial Officer prior to the original filing for the quarter ended March 31, 2013.  Once we discovered the omission, we immediately determined that we would have to amend the financial statements.

Restated	As Originally Filed	As Restated	Net Effect

Net Loss from Operations	$(8,640)	$(8,646)	$(6)
Other Expenses	$(8,640)	$(8,646)	$(6)
Net Loss (Profit)	$(8,640)	$(8,646)	$(6)

Basic and Diluted Net Loss Per Share	(0.00)	(0.00)	-

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Results of Operations

The Company determined that it had erred in not disclosing all of the funds that were in the bank accounts of the company and has accordingly amended the financial statements and filings.

The following table provides a summary of the results of operations for the quarter ended March 31, 2013 and 2012 as well as the results of discontinued operations.

Results of Operations for the Three months ended March 31, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three months Ended March 31, 2013 and 2012

	For the Three months Ended March,
	2013	2012	%Change
Revenue:	$-	$-	0%
General and administrative expense	$8,646	$-	100%
Income (loss) from operations	$(8,646)	$-	(100)%
Income (loss) from discontinued operations	$-	$(760)	100%
Net income (loss)	$(8,646)	$(760)	(1038)%
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)	-

Income from Operations. For the three months ended March 31, 2013, total loss was ($8,646).  We showed a loss from operations while we focused on setting up operations in the People’s Republic of China.

Operating Expenses. Expenses increased by $7,886 or approximately a 1038% increase to $8,646 for the three months ended March 31, 2013 from $760 for the three months ended March 31, 2012.  The increase in expenses is primarily related to discontinued operations of the legal document services and startup operations in the People’s Republic of China for the business, ChinAmerica Andy Movie Entertainment Media Co..

Net Income (Loss). As a result of the factors described above, we show a net loss of $(8,646) for the three months ended March 31, 2013 compared to the loss of $760 for the three months ended March 31, 2012.   We believe the loss from operations is related to the new operations being set up in Beijing, China.

Quick Link to Table of Contents

Liquidity and Capital Resources

General. As of March 31, 2013 we had cash and cash equivalents of $6,020. At December 31, 2012, we had cash and cash equivalents of $3,641. We have historically met our cash needs through a combination of cash flows from operating activities, which have been discontinued. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months. We expect to raise capital through stock sales and officer loans.

Between September 26, 2002 and September 31, 2012, the Company concentrated its efforts in the legal document services.  At the time, our management believed we could capitalize on the legal document low cost services we offered.

We changed to our current business model on October 1, 2012.  Since then, we have incurred additional liabilities that make our company illiquid at times.

Our operating activities used cash of $8,621 for the three months ended March 31, 2013, compared to the $1,629 for the period ended March 31, 2012. We received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $11,000 for the three months ended March 31, 2013, compared to $0 during the comparable period in 2012.

As of March 31, 2013, current liabilities exceeded current assets.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the first (1st) fiscal quarter and net loss of ($8,646) for the three months ended March 31, 2013 compared to discontinued operations of ($760) for the three months ended March 31, 2012. These factors raise  doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: August 30, 2013	/s/ ANDY Z FAN
Andy Z. Fan
President, Director, Chairman of the Board

Dated: August 30, 2013	/s/MICHAEL J. DANIELS
Michael J. Daniels
Secretary, Treasurer, Chief Financial Officer and Director