Form 10-Q/A
period 2013-06-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2013-09-03
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

RESTATEMENT EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as originally filed with the Securities and Exchange Commission on July 16, 2013 is to correct errors in the Financial Statements.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.

SUMMARY RESTATEMENT

ChinAmerica Andy Movie Entertainment Media Co.

Financial Statement Items As Originally Reported And Restated

As of and For The Six Months Ended June 30, 2013

	Originally Reported	Adjustments	Restated
Balance Sheet
Current assets[1]	$49,799	$299,931	$349,730
	$49,799	$299,931	$349,730

Current liabilities
Loans from Shareholders[2]	$23,800	$300,200	$324,000
	$23,800	$300,200	$324,000

Common stock	85,000	-	85,000
Additional paid in capital	(24,900)	-	(24,900)
Retained Earnings	(34,691)	(269)	(34,960)
Total Stockholder’s (Deficiency) Equity	25,409	(269)	25,140
Total Liabilities and Stockholder’s (Deficit) Equity	$49,799	$299,931	$349,730

Statement of Cash Flows
Net Loss	$(15,232)	$(269)	$(15,501)
Net cash used in Operating Activities[3]	$(14,642)	$(269)	$(14,911)
Net cash provided by Financing Activities[4]	$60,800	$300,200	$361,000
Net change in Cash and Cash Equivalents	$46,158	$299,931	$346,089
Net loss	$(15,232)	$(269)	$(15,501)

[1] Amended Cash and Cash Equivalents of $299,931 for quarter ended June 30, 2013

[2] Amended Loans from Shareholders of $300,200 for quarter ended June 30, 2013

[3] General and Administrative Expenses Increased by $269 for quarter ended June 30, 2013

[4] Loans from Shareholder increased by $300,200 for the period ended June 30, 2013

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.

BALANCE SHEETS

As of June 30, 2013 (unaudited) and December 31, 2012 (audited)

	June 30, 2013 (unaudited & restated)	December 31, 2012 (audited)

Assets
Current Assets:
Cash and Cash Equivalents	$349,730	$3,641
Total Assets	$349,730	$3,641

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$590	$-
Loans from Shareholders	$324,000	$13,000
Total Current Liabilities	$324,590	$13,000

Stockholders’ Equity:
Common Stock, $.01 per share par value; 5,000,000,000 shares authorized; and 8,500,000 and 3,500,000 shares issued and outstanding	85,000	35,000
Additional Paid in Capital	(24,900)	(24,900)
(Accumulated deficit) Retained Earnings	(34,960)	(19,459)
Total Stockholders’ (Deficiency) Equity	25,140	(9,359)
Total Liabilities and Stockholders’ (Deficit) Equity	$349,730	$3,641

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30,

	Six Months ended June 30		Three Months Ended June 30
	2013 (unaudited & restated)	2012 (unaudited)	2013 (unaudited & restated)	2012 (unaudited)

Revenue:
Sales	$-	$-	$-	$-

Expenses:
General and Administrative	$15,501	$-	$6,855	$-
Profit (Loss) from Operations	$(15,501)	$-	$(6,855)	$-
Profit (Loss) from Discontinued Operations		$2,592		$(760)
Income Tax Benefit	-	-	-	-
Net (Loss) Profit	$(15,501)	$2,592	$(6,855)	$(760)

Basic and Diluted Net Loss per Share:
Continuing Operations	(0.00)		(0.00)
Discontinued Operations		0.00		(0.00)

Weighted average shares outstanding - Basic and Diluted	5,323,204	2,500,000	7,126,374	2,500,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

 ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2013 (unaudited & restated)	2012 (unaudited)

Cash Flows from Operating Activities
Net (Loss) income	$(15,501)	$2,592

Changes in Operating Assets and Liabilities:
Accounts Receivable	$-	$(1,080)
Accounts Payable	$590	$(1,636)
Other Current Assets	$-	$(2,395)
Net Cash (Used In) Provided by Operating Activities	$(14,911)	$(2,519)

Cash Flows From Financing Activities:
Loans from Shareholders	$311,000	$5,000
Issuance of Common Stock	$50,000	$-
Net Cash Provided By Financing Activities	$361,000	$5,000

Net Change in Cash and Cash Equivalents:	$346,089	$2,481
Cash and Cash Equivalents, beginning of period	$3,641	$804
Cash and Cash Equivalents, end of period	$349,730	$3,285

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

Notes to Financial Statements

June 30, 2013

(Unaudited and Restated)

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the second fiscal period and net loss of ($15,501) for the six months ended June 30, 2013 compared to the income from discontinued operations of $2,592 for the six months ended June 30, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Quick Link to Table of Contents

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders loan money to the Company as needed.   During the period ended June 30, 2013, shareholders advanced the Company $361,000 for operating expenses. These loans are payable on demand and are non-interest bearing.  They are convertible to stock at market price.

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

The Company leases office space in Sarasota, Florida on a month by month basis. The monthly rent is $300. The Company is pursuing the location of a production facility in Beijing, China and is currently in soft negotiations with authorities in Beijing regarding a location for our facility in the Southern Province of China.

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

The Company’s net deferred tax asset as of June 30, 2013 and December 31, 2012 is as follows:

Quick Link to Table of Contents

	June 30, 2013	December 31, 2012
Deferred tax assets	$5,200	$2,900
Valuation allowance	(5,200)	(2,900)
Net deferred tax asset	-	-

A reconciliation of (provision) benefit for income taxes to income taxes at the statutory rate is as follows:

	June 30, 2013	June 30, 2012
Federal income (tax) benefit	$2,300	$(400)
State (taxes) benefit	-	-
Valuation allowance	(2,300)	400
(Provision) benefit for income taxes	-	-

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

Quick Link to Table of Contents

No events have occurred subsequent to the balance sheet date through the date these financial statements were issued that would require disclosure in or adjustment to the financial statements.

NOTE 9.

RESTATEMENT

The Chairman of the Board added two (2) accounts to the balance sheet that were not disclosed with the internet banking access during Quarter ended March 31, 2013.  The accounts were not discovered by our Chief Financial Officer prior to the original filing for the quarters ended March 31, 2013 and June 30, 2013.  Once we discovered the omission, we immediately determined that we would have to amend the financial statements.

Restated	As Originally Filed	As Restated	Net Effect

Revenue	$-	$-	$-
Net Loss from Operations	$(15,232)	$(15,501)	$(269)
Other Expenses	$15,232	$15,501	$269
Net Loss (Profit)	$(15,232)	$(15,501)	$(269)
Basic and Diluted Net Loss Per Share	(0.00)	(0.00)	-

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

Results of Operations for both the Three and Six Months ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three and Six months Ended June 30, 2013 and 2012

	For the Three months Ended June 30,
	2013	2012	%Change
Revenue:	$-	$-	0%
General and administrative expense	$6,855	$-	100%
Income (loss) from operations	$(6,855)	$-	(100)%
Income (loss) from discontinued operations	$-	$(760)	100%
Net income (loss)	$(6,855)	$(760)	(802)%
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)	-

	For the Six Months Ended June 30,
	2013	2012	%Change
Revenue:	$-	$-	0%
General and administrative expense	$15,501	$-	100%
Income (loss) from operations	$(15,501)	$-	(100)%
Income (loss) from discontinued operations	$-	$2,592	100%
Net income (loss)	$(15,501)	$2,592	(698)%
Income (loss) per share: basic and diluted	$(0.00)	$0.00	-

Income from Operations. For the six months ended June 30, 2013, total income was $0.00 due to the discontinued operations of the legal document services and the change in direction for the company.  We showed a loss from operations while we focus on setting up operations in the People’s Republic of China.

Operating Expenses. Expenses decreased to $15,501 for the six months ended June 30, 2013 as compared to $78,203 for the six months ended June 30, 2012.  This difference is primarily due to a change in operations and all expenses for the six months ended June 30, 2012 were attributable to discontinued operations.  Our current expenses are directly attributable to our professional expenses for legal and accounting services.  Management believes that our expenses will remain more constant relative to the level of expenditures for the second quarter of 2013.  Expenses decreased approximately twenty percent (20%) from $8,646 for the three months ended March 31, 2013 to $6,855 for the three months ended June 30, 2013.  The slight increase of expenses in the first quarter is primarily related to additional expenses in the first quarter to startup operations in the People’s Republic of China for the business, ChinAmerica Andy Movie Entertainment Media Co.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(15,501) for the six months ended June 30, 2013 compared to the loss of $(6,855) for the three months ended June 30, 2013.   We believe the loss from operations is related to the new operations being set up in Beijing and the Sichuan Province of China.

Liquidity and Capital Resources

General. As of June 30, 2013 we had cash and cash equivalents of $349,730, due to two (2) additional accounts added to the balance sheet by the Chairman of the Board.  At December 31, 2012, we had cash and cash equivalents of $3,641.  We have historically met our cash needs through a combination of cash flows from operating activities, which have been discontinued. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months. We have raised capital through officer loans.

Between September 26, 2002 and September 31, 2012, the Company concentrated its efforts in the legal document services.  At the time, our management believed we could capitalize on the legal document low cost services we offered.

Our operating activities used cash of $14,911 for the six months ended June 30, 2013 as compared to $2,519 for the period ended June 30, 2012. We received additional funding through loans from the majority shareholder.

Quick Link to Table of Contents

Cash generated in our financing activities was $361,000 for the six months ended June 30, 2013, compared to $5,000 during the comparable period in 2012.

As of June 30, 2013, current assets exceeded current liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no sales and a net loss of ($15,501) for the six months ended June 30, 2013 compared to net gain of $2,592 for the six months ended June 30, 2012.  These factors raise doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Quick Link to Table of Contents

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