Form 10-Q
period 2013-09-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2013-10-04
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2013

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

(941) 224-6975
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of October 4, 2013:  23,438,400

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.

BALANCE SHEETS

As of September 30, 2013 (unaudited) and December 31, 2012 (audited)

	September 30, 2013 (unaudited)	December 31, 2012 (audited)

Assets
Current Assets:
Cash and Cash Equivalents	$191,080	$3,641
Total Assets	$191,080	$3,641

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$528	$-
Loans from Shareholders	$24,616	$13,000
Total Current Liabilities	$25,144	$13,000

Stockholders’ Equity:
Common Stock, $.01 per share par value; 5,000,000,000 shares authorized; and 23,438,400 and 3,500,000 shares issued and outstanding, respectively	$234,384	$35,000
Additional Paid in Capital	$(24,900)	$(24,900)
(Accumulated deficit) Retained Earnings	$(43,548)	$(19,459)
Total Stockholders’ (Deficiency) Equity	$165,936	$(9,359)
Total Liabilities and Stockholders’ (Deficit) Equity	$191,080	$3,641

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30,

		Nine Months Ended September 30				Three Months Ended September 30
		2013 (unaudited)		2012 (unaudited)		2013 (unaudited)		2012 (unaudited)

Revenue:
Sales		$-		$-		$-		$-

Expenses:
General and Administrative		$24,089		$-		$8,588		$-
Profit (Loss) from Operations		$(24,089)		$-		$(8,588)		$-
Profit (Loss) from Discontinued Operations		$-		$(8,104)		$-		$(6,453)
Income Tax Benefit		$-		$-		$-		$-
Net (Loss) Profit		$(24,089)		$(8,104)		$(8,588)		$(6,453)

Basic and Diluted Net Loss per Share:
Continuing Operations		$(0.00)	$			$(0.00)	$
Discontinued Operations	$			$(0.00)	$			$(0.00)

Weighted average shares outstanding: Basic and Diluted		11,010,136		2,500,000		15,948,557		2,500,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

 ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2013 (unaudited)	2012 (unaudited)

Cash Flows from Operating Activities
Net (Loss) income	$(24,089)	$(8,104)

Changes in Operating Assets and Liabilities:
Accounts Receivable	$-	$(1,190)
Accounts Payable	$528	$(865)
Other Current Assets	$-	$-
Net Cash (Used In) Provided by Operating Activities	$(23,561)	$(10,159)

Cash Flows From Financing Activities:
Loans from Shareholders	$11,616	$7,000
Issuance of Common Stock	$199,384	$-
Proceeds from Stock Subscription Payables	$-	$5,000
Net Cash Provided By Financing Activities	$211,000	$12,000

Net Change in Cash and Cash Equivalents:	$187,439	$1,841
Cash and Cash Equivalents, beginning of period	$3,641	$804
Cash and Cash Equivalents, end of period	$191,080	$2,645

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:
Loans from Shareholder converted into Common Stock	$149,384	$-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

Notes to Financial Statements

September 30, 2013

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2013 and 2012; (b) the financial position at September 30, 2013; and (c) cash flows for the nine month periods ended September 30, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the third fiscal period and net loss of ($24,089) for the nine months ended September 30, 2013 compared to the loss from discontinued operations of ($8,104) for the nine months ended September 30, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Earnings (Loss) Per Share

Basic earnings Per Share,” per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At September 30, 2013 and December 31, 2012 there were no potentially dilutive securities.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these financial statements were issued.

Quick Link to Table of Contents

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders loan money to the Company as needed.  These loans are payable on demand and are non-interest bearing.  They are convertible to stock at market price.

During the period ended September 30, 2013, shareholders advanced the Company $361,000 for operating expenses.

For the period ended September 30, 2013, the Company issued 14,938,400 shares of stock to an officer for $149,384.00 that was advanced to the Company; the stock was issued at par value.

For the period ended June 30, 2013, the Company issued 5,000,000 shares of stock to an officer for $50,000 that was advanced to the Company; the stock was issued at par value.

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of September 30, 2013.

The Company rents office space in Sarasota, Florida on a month by month basis. The monthly rent is $300. The Company is pursuing the location of an office in Beijing, China and is currently in negotiations with developers in Beijing regarding office space in a building in Beijing.

NOTE 5.

STOCKHOLDERS’ EQUITY

In January 2012 the authorized amount was increased to 500,000,000 shares of common stock and a stock split was approved at 5,000:1.   On October 11, 2012, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to five billion (5,000,000,000) shares.

During the period ended September 30, 2013, the Company issued 14,938,400 shares of stock to an officer for $149,384.00 that was advanced to the Company; the stock was issued at par value of $0.01 per share.

During the period ended June 30, 2013, the Company issued 5,000,000 shares of stock to an officer for $50,000 that the officer advanced to the Company; the stock was issued at market price.

As of September 30, 2013, there were 23,438,400 shares issued and outstanding.

Stock issued during the nine months ended September 30, 2013

Shares Issued To/For	Loan Amount/Stock Value	Shares Issued	Price Per Share
Shareholder loans converted to Equity	$149,384	14,938,400	$.01 Per Share
Shareholder loans converted to Equity	$50,000	5,000,000	$.01 Per Share

The Company has no options or warrants issued or outstanding.

Quick Link to Table of Contents

No preferred shares have been issued.

NOTE 6.

INCOME TAX

As of September 30, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2022. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
Deferred tax assets	$8,200	$2,900
Valuation allowance	(8,200)	(2,900)
Net deferred tax asset	$-	$-

A reconciliation of (provision) benefit for income taxes to income taxes at the statutory rate is as follows:

	September 30, 2013	September 30, 2012
Federal income (tax) benefit	$3,600	$(1,200)
State (taxes) benefit	-	-
Valuation allowance	(3,600)	1,200
(Provision) benefit for income taxes	$-	$-

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

The Board  believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company. The Board of Directors and the Shareholders approved moving in a new direction and changing the name of the Company to reflect the new direction and mission.  The approved new strategic direction of the Company will be focusing on producing Movie, Entertainment and Media projects.

The new name approved by the Board and the Shareholders was “ChinAmerica Andy Movie Entertainment Media Co. The new business model is to produce or facilitate projects in the entertainment business in and about the Peoples’ Republic of China.

To facilitate this new direction, the Board voted to the disposal of the Company assets which was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

Quick Link to Table of Contents

	For the Nine Months ended September 30,		For the Three Months ended September 30,
	2013	2012	2013	2012
Revenue	$-	$100,560	$-	$19,765
Operating expenses	$-	$108,664	$-	$30,461
Net operating income (loss)	$-	$(8,104)	$-	$(10,696)
Income (loss) from discontinued operations	$-	$(8,104)	$-	$(10,696)

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

While we have held discussions with the local authorities in Beijing, China regarding available locations to meet our space requirements we have begun to expand our discussions with provincial officials in provinces in the south of China.  With the ever expanding business base increasing in places such as Sichuan Province we will try to take advantage of the increasing business climate in this particular province.  In our discussions with the local authorities in Beijing, we have been presented with multiple locations that the authorities have indicated would be available on favorable terms in the event we do locate our production and distribution in the Beijing area.  The production of documentaries will be focused on the Chinese government, culture and the history of the People’s Republic of China.  We are currently in discussion with parties to begin pre-production on a project utilizing facilities that are already in production mode.

Our Board of Directors believes that we can operate as a Movie, Entertainment and Documentary Company during the next twelve months increasing revenues of the company.  However, the production of our documentaries or animated films may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production or animated film is largely dependent on factors beyond our control such as the market for our films.

We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.

Employees

Quick Link to Table of Contents

As of September 30, 2013, there are two (2) officers and directors who oversee the operations of the corporation.

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

Results of Operations

The following tables provide a summary of the results of operations for the quarter ended September 30, 2013 and 2012 as well as the results of discontinued operations.

Results of Operations for both the Three and Nine Months ended September 30, 2013 and 2012

Quick Link to Table of Contents

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three and Nine months Ended September 30, 2013 and 2012

	For the Three months Ended September 30,
	2013	2012	%Change
Revenue:	$-	$-	0%
General and administrative expense	$8,588	$-	100%
Income (loss) from operations	$(8,588)	$-	(100)%
Income (loss) from discontinued operations	$-	$(6,453)	(100)%
Net income (loss)	$(8,588)	$(6,453)	(33)%
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)	-

	For the Nine Months Ended September 30,
	2013	2012	%Change
Revenue:	$-	$-	0%
General and administrative expense	$24,089	$-	100%
Income (loss) from operations	$(24,089)	$-	(100)%
Income (loss) from discontinued operations	$-	$(8,104)	(100)%
Net income (loss)	$(24,089)	$(8,104)	(197)%
Income (loss) per share: basic and diluted	$(0.00)	$0.00	-

Income from Operations. For the nine months ended September 30, 2013, total income was $0.00 due to the discontinued operations of the legal document services and the change in direction for the company.  We showed a loss from operations while we focus on setting up operations in the People’s Republic of China.

Operating Expenses. Expenses were $24,089 for the nine months ended September 30, 2013 as compared to $8,104 for the nine months ended September 30, 2012.  This difference is primarily due to a change in operations and all expenses for the nine months ended September 30, 2012 were attributable to discontinued operations.  Expenses were $8,588 for the three months ended September 30, 2013 compared to $6,453 for the three months ended September 30, 2012.  Our current expenses are directly attributable to our professional expenses for legal and accounting services.  The slight increase of expenses in the third quarter is primarily related to additional expenses to startup operations in the People’s Republic of China for our business, ChinAmerica Andy Movie Entertainment Media Co.  Management believes that our expenses will remain more constant relative to the level of expenditures for the fourth quarter of 2013.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(24,089) for the nine months ended September 30, 2013 compared to the loss of $(8,588) for the three months ended September 30, 2013.   We believe the loss from operations is related to the new operations being set up in Beijing and the Sichuan Province of China.

Liquidity and Capital Resources

General. As of September 30, 2013 we had cash and cash equivalents of $191,080.  At December 31, 2012, we had cash and cash equivalents of $3,641.  We have historically met our cash needs through a combination of cash flows from operating activities, which have been discontinued. Our cash requirements are generally for general and administrative activities. We have raised capital through officer loans through the current fiscal year. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months. Between September 26, 2002 and September 31, 2012, the Company concentrated its efforts in the legal document services.  At the time, our management believed we could capitalize on the legal document low cost services we offered. On October 11, 2013, the Company changed direction to the current concentration of Movies, Documentaries and Animated films.

Our operating activities used cash of $23,561 for the nine months ended September 30, 2013 as compared to $10,159 for the period ended September, 30, 2012. We received additional funding through loans from the Majority Shareholder.

Cash generated in our financing activities was $211,000 for the nine months ended September 30, 2013, compared to $12,000 during the comparable period in 2012. There was a total of $311,000 in loans from the Majority Shareholder for the nine month period ended September 30, 2013.  The Company repaid one loan back to the Majority Shareholder in the amount of $150,000 and also issued stock to the Majority Shareholder at the common stock par value of $.01.

As of September 30, 2013, current assets exceeded current liabilities.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no sales and a net loss of ($24,089) for the nine months ended September 30, 2013 compared to net loss of ($8,104) for the nine months ended September 30, 2012.  These factors raise doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the nine months ended September 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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
101

Financial statements from the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the quarter ended September 30, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: October 4, 2013	/s/ ANDY Z FAN
Andy Z. Fan
President, Director, Chairman of the Board

Dated: October 4, 2013	/s/MICHAEL J. DANIELS
Michael J. Daniels
Secretary, Treasurer, Chief Financial Officer, and Director