Form 10-K
period 2013-12-31
ChinAmerica Andy Movie Entertainment Media Co.
filed 2014-03-20
CIK 1543605

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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

(941) 224-6975
(Registrant’s Telephone Number, Including Area Code)

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

Quick Link to Table of Contents

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

Yes  ☐  No  ☑

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.00 based upon the closing price on the date of the Common Stock of the registrant on the OTC Bulletin Board and the OTC Markets QB of $0.00 (our common stock currently has minimal trading).  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 19, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	125,488,400

Documents incorporated by reference:  N/A

Quick Link to Table of Contents

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

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

Business Development

ChinAmerica Andy Movie Entertainment Media Co. (CAME) formally known as Court Document Services, Inc., was incorporated under the laws of the State of Florida on September 26, 2002.  During our twelve (12) years of operations, we have had both profits and losses.  Unfortunately, the lack of improvement in the economy, specifically the legal document preparation services industry, began to be reflected in lower revenues and a reduced shareholder value.

On October 11, 2012, the Board of Directors appointed Mr. Andy Fan, as Chairman of the Board, Director and President of the Company.   On that same day, Chairman Andy Fan held a special meeting of the Board of Directors to discuss a change in the business strategy and business model for the Company due to the current economic conditions. The approved strategic direction was changed to focus on Movie, Entertainment and Media Productions.

The Board believed that to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.  The approved new strategic direction of the Company was to operate as a Movie, Entertainment, Media Production and Documentary Company.  The Board of Directors proposed and the Shareholders approved changing the name to “ChinAmerica Andy Movie Entertainment Media Company.’

To facilitate this new direction, the Board voted to dispose of the Company’s older assets.  The disposal of the legal document reporting assets was approved by Shareholders representing 87% of the shares issued and outstanding and was consummated on September 21, 2012.

Our Business

(1) Principal Products or Services and Their Markets

We are working to produce movies that will export the cultural heritage of the People’s Republic of China to other markets in the form of movies and documentaries.   Our efforts have been concentrated on pre-production research and strategizing, introduction of American talent and potential partners from Hollywood, California.  We are seeking to provide training and global market consulting, production and post-production activities, and particularly the distribution and promotion in the United States market.  We currently make use of our own website www.came8.com to target individuals interested in our services for the production of movies, animation entertainment and various media production.

Management is in the process of searching for individuals to become members of our Board of Directors as well as new employees to provide the quality product that we believe we will be offering.

We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by our current Officer and Director or by others in the Company.

(2) Distribution Methods of Our Products

At present we are not actively producing any movies or entertainment films.  We are continuing to develop the business model for the distribution of our products when we are in production.  Management believes that it will be able to market our films through various Chinese media as well as sources within the continental United States.

(3) Status of Any Publicly Announced New Product or Service.

ChinAmerica was able to enter into a formal agreement with Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as “Zhong Mei Yin Shi”), a Chinese company registered in Beijing, People’s Republic of China, for joint movie projects in both China and the United States.  We are in the process of trying to secure a new 8,000 square foot location in the Zhejiang Province of China for our administrative offices and production facilities.  This agreement calls for ChinAmerica to provide consulting services as well as talent from the United States during its engagement by Zhong Mei.

Quick Link to Table of Contents

(4) Our Competition

In the People’s Republic of China there are many companies engaged in the production of film, entertainment, animation and media productions.  We have chosen to focus on exporting movies, media and documentaries bringing the Chinese heritage to other markets.  ChinAmerica believes that instead of action films which are done throughout the movie industry in China, a market exists abroad for various types of media that will present the deep rich cultural heritage of the People’s Republic of China.  Many of these companies are more established than we are and most will have better funding and management than we do.  Our ability to compete in this industry will be limited for a long time.  Until we are able to retain a strong management team and have access to funding and complete production facilities we do not believe we will be able to compete effectively with our competitors.

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  .

(6) Dependence on Limited Clients

We do not have any limitation on clients at this time.  If we are able to expand our business we will expand our service area beyond the People’s Republic of China to cover a larger population base.  We are looking to export our films through the smaller independent film markets to help us establish a future market and a larger distribution base.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do own the domain name www.came8.com.  We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

•

These agreements will not be breached;

•

We would have adequate remedies for any breach;

•

Our actions will be sufficient to prevent imitation or duplication of our products and services by others; or

•

Our actions will be sufficient to prevent others from claiming violations of their trade secrets and proprietary rights.

Minimal costs for the website were expensed in the ordinary and normal cost of doing business.

(8) Need for Government Approval of Principal Products or Services

There are no federal or state approvals that are required for the specific services that we offer.

(9) Government Regulation

The People’s Republic of China (“PRC”) requires a yearly business license.

On December 23, 2013, we entered into a Management Agreement with AF Ocean Investment Management (Shanghai) Co., LTD., a Shanghai, China, corporation wholly owned by AF Ocean Investment Management Company (OTCBB:AFAN).  The Shanghai corporation qualifies and is recognized by the People’s Republic of China as a wholly foreign-owned entity (“WFOE”). The Management Agreement requires us to pay AF Ocean Shanghai a management fee for the collection and maintenance of funds we receive in the PRC and allows us to operate under AF Ocean Shanghai for PRC business licensing purposes.

We are also subject to extensive federal, state, and local government regulation, including regulations related to the specific requirements of using independent contractors.  Typically our business license must be renewed annually with the County of Sarasota, Florida and may be suspended or revoked at any time for cause.  The State of Florida also requires annual renewal of our corporation and the filing of annual reports.

ChinAmerica and AF Ocean Shanghai are controlled by the same individual, Andy Z. Fan.

We are not subject to government approval procedures or other regulations for the licensing of our movie, media, or entertainment products.  The distribution of movies in the United States is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Motion picture studios offer and license movies to theatrical exhibitors on a movie-by-movie and theatre-by-theatre basis.  Consequently, theatrical exhibitors cannot assure themselves of a supply of movies by entering into long-term arrangements with motion picture studios, but must negotiate for licenses on a movie-by-movie basis.

Quick Link to Table of Contents

(10) Research and Development during Our Last Two Fiscal Years

There has been no research and development during the last two fiscal years.

(11) Cost and Effects of Compliance with Environmental Laws

The nature of our business does not subject us to environmental laws in any material manner.

(12) Our Employees

As of December 31, 2013, there were no full-time employees.  This does not include our only officer and director who runs the corporation.   All of the functions of the company are being performed by Mr. Fan who is supported by the staff of AF Ocean Investment Management Company that provides management services to ChinAmerica.

Reports to Security Holders

As a fully reporting company, we are required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC's web site at www.sec.gov, and at our corporate website, www.came8.com.

We are not required by the Florida Revised Statutes to provide annual reports. At the request of a shareholder, we will send a copy of an annual report to include audited financial statements.

ITEM 1A—RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, as described below. You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred both profits and losses from inception while realizing our revenues and we may never generate substantially more revenues or be profitable in the future.

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

Due to the economic turmoil in the People’s Republic of China we believe that these weak general economic conditions will continue through the year 2014 and most likely beyond. The ongoing effects of the housing crisis, inflation and the rising of commodities prices may further exacerbate current economic conditions that will impact our business opportunities in China. As the economy struggles, consumers may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could decrease our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior on a more permanent basis.

Quick Link to Table of Contents

Current general business economic conditions could reduce our client availability which would have an adverse effect on our revenues.

We are susceptible to economic slowdowns. In particular, our business is in the beginning stages of creating a movie and production facility. We believe that the majority of our revenues will be derived from businesses with the working capital to retain our services. Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in working capital. We also believe that companies generally are more willing to make discretionary decisions, including the retention of outside consultants, during periods in which favorable economic conditions prevail. The changes in working capital, as a result of the current economic slowdown and reduction in consumer confidence will adversely affect our revenues.

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

A substantial majority of our historical growth has been due to a thriving economy. When comparing fiscal 2013 to fiscal 2012, revenues were flat due to the continued recession.  Our ability to implement our new business model is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

•

develop additional sources of marketing that are within our budgetary constraints;

•

raise, borrow or have available an adequate amount of money for facility and equipment costs;

•

hire, train and retain the management and employees necessary to meet staffing needs in a timely manner;

•

successfully promote our products and compete in the Chinese markets and beyond.

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

Material weaknesses in the financial reporting may cause us to restate our financial statements in the event such weaknesses are determined to not be acceptable to financial reporting requirements.

Quick Link to Table of Contents

We have the responsibility to review the internal controls over financial accounting.  During this review material we may discover material weaknesses that could cause us to have to restate our financial statements.  This could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the profits of past operations.  As of December 31, 2013 we discovered a weakness in control of our bank accounts and the disclosure of funds.  This caused us to restate our financials during the year 2013.

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

We may experience higher operating costs, including payment of employee salaries, wages or benefits, which will adversely affect our operating results if we cannot increase our prices to cover them.

If we hire employees and begin providing compensation or benefits to them, we will have an increase in our operating costs. If we are unable or unwilling to increase our prices or take other actions to offset increased operating costs, our operating results will suffer. Factors that may affect the salaries or benefits that we pay to our existing or future employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses. In addition, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in the U.S. Congress and various states. The imposition of any requirement that we provide health insurance to all employees would have an adverse effect on our operating performance.

Our operations in China will cause us to have additional employee costs that will further reduce our earnings.

Our operating results may fluctuate significantly due to the nature of our business and these fluctuations make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business.

Our business is subject to fluctuations that may vary greatly depending upon national and international film climate. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year

Our results of operations are affected by a variety of factors, including increased competition and stock markets, and have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future.

Our results of operations have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future. Our results of operations are affected by a variety of factors, including:

•

the timing of business openings by competitors;

•

changes in consumer preferences;

•

general economic conditions;

•

government regulation;

•

Stock market conditions; and

•

actions by our competitors.

Negative factors or publicity surrounding our operating in China could adversely affect our business decisions which could make our business less valuable.

We believe that adverse publicity relating to our operating in China will affect us more than it would competitors that compete primarily in the United States. Any shifts in consumer preferences away from the kinds of products that we will be offering, whether because of negative publicity or an improving economy, would make our business less appealing and adversely affect our revenues.

Quick Link to Table of Contents

We may incur additional costs or liabilities and lose revenues impacting operating results as a result of litigation and government regulation affecting the operation of our business.

Our business is subject to extensive federal, state, and local government regulation, including regulations related to the specific requirements of using independent contractors.  Typically our business license must be renewed annually with the County of Sarasota, Florida and may be suspended or revoked at any time for cause.

The costs of operating our business may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our prices or by other means, this could have a material adverse effect on our business and results of operations.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to ChinAmerica Andy Movie Entertainment Co. (CAME) and other names and marks used by us, which could adversely affect the value of the CAME’s brand.

We have not registered the “CAME” mark used by us as a trade name in Florida or any state or with the United States Patent and Trademark Office. The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. The unauthorized use or other misappropriation of our trade name could diminish the value of our business and may cause a decline in our revenue.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply. Any future inability to recruit and retain qualified individuals may delay our ability to increase the profitability of our business. Any such delays, any material increases in employee turnover rate or any widespread employee dissatisfaction could have a material adverse effect on our business and results of operations.

We depend on the services of a key executive, the loss of whom could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our senior executive, Andy Fan is important to our success because he is instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging any necessary financing. Losing the services of Mr. Fan could adversely affect our business until a suitable replacement could be found.  Mr. Fan is not bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives.

Quick Link to Table of Contents

There may be a conflict of interest for our President and sole Director Andy Z. Fan.

Our President and sole Director Andy Z. Fan is also our largest shareholder.  Mr. Fan has the ability to control all decisions of the company including agreements with other companies where Mr. Fan is the President and sole Director and the largest shareholder.  Decisions made by Mr. Fan may not be in the best interest of individual shareholders and there is a risk that all or a part of any investment in our company could be lost.

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

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

There may be issuances of shares of preferred stock in the future.

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

Shareholders do not have any control regarding the issuance of any shares from this class and may be adversely affected by any such issuance or subsequent sale in the form of dilution, voting, and value of their shares.  The preferred shares may also be issued with other preferences or rights that may adversely affect the holders of our common stock.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

Quick Link to Table of Contents

No dividends were declared during 2013 and 2012.   Since our reclassification to a “C” corporation we have not paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

We are authorized to issue up to 5,000,000,000 shares of common stock, of which 123,438,400 shares of common stock are issued and outstanding as of December 31, 2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

At the present time our President and sole Director provide his services on an unpaid basis and may not be able to continue his services without pay.

Since our company is not currently operating with earnings and cash flows to support Officer and Director salaries, our Officer and Director works on an unpaid basis.  If and when the company has increased its operations to support salaries, we intend for our Officer/Director to be compensated, which compensation will be adjusted annually based on individual performance and performance of the Company.  Revenues and earnings, as well as sufficient cash flow, will be considered when determining when salaries may be available to our Officers and directors.  Cash flows must be sufficient to meet the monthly cash needs of the business.  Earnings are determined quarterly and will be analyzed along with our cash flows to determine if there is sufficient cash remaining after all expenses are paid to commence salaries for the officers and directors.  Until then, there is a risk that our Officer and Director may need to find work elsewhere to supplement his income, distracting him from our operations resulting in poor quality control and a loss of clients and business.

Risks relating to doing business in China

Substantially all of our business assets are located in China, and substantially all of our sales will be derived from China. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal development in China.

Our operating entity will derive its sales from China.

All sales by the company will be generated primarily from China. We anticipate that sales in China will continue to represent all of our total sales in the future. Any significant decline in the condition of the PRC economy could adversely affect our business and financial condition.

Quick Link to Table of Contents

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

We transact business in China, therefore, fluctuation in Foreign Exchange Rates may adversely affect our earnings.

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates.  The Company does not have a foreign exchange risk management program that is intended to reduce these earnings fluctuations associated with foreign currency exchange rate changes.   The Company has significant operations in China, and accordingly, we may experience gains or losses due to foreign exchange fluctuations.

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

Quick Link to Table of Contents

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

Operating entities in China depend on their relationships with the local governments in the province in which they operate. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our company will be in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

ITEM 2—PROPERTIES

The Company rents corporate office space at 6371 Business Boulevard, Suite 200, Sarasota, Florida 34240 and in New York at 501 Madison Ave, 14th Floor, New York, New York 10022, as well as 7095 Hollywood Boulevard, Suite 306, Hollywood, CA  90028. Our corporate phone number is (941) 224-6975 and our corporate website is www.came8.com.

ITEM 3—LEGAL PROCEEDINGS

Quick Link to Table of Contents

 There is no pending litigation by or against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “CAME.”  In the first week of 2013 light trading began in our common stock.  The price of the last sale of our stock at market closing occurred on January 17, 2014 and was $2.00 per share.

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

During the year ended December 31, 2013, the Company issued an additional 119,938,400 shares stock to our President and sole Director, Andy Z. Fan.

During the period ended December 31, 2013, the Company issued 100,000,000 shares of common stock to an officer for the $100,000 that represented loans converted to equity in the Company.  The stock was issued at the value of $0.001 per share.

During the period ended September 30, 2013, the Company issued 14,938,400 shares of common stock to an officer for $149,384.00 that represented loans converted to equity in the Company.  The stock was issued at par value of $0.01 per share.

During the period ended June 30, 2013, the Company issued 5,000,000 shares of common stock to an officer for $50,000 that represented loans converted to equity in the Company.  The stock was issued at par value of $0.01 per share.

Date	Shares Issued To/For	Loan Amount/ Stock Value	Shares Issued	Price Per Share
2/19/2014	Shares Issued to Related Party	$20,000	2,000,000	$0.01 Per Share
01/08/2014	Shares Issued to Related Party	$500	50,000	$0.01 Per Share
12/17/2013	Shareholder loans converted to Equity	$100,000	100,000,000	$0.001 Per Share
9/25/2013	Shareholder loans converted to Equity	$149,384	14,938,400	$0.01 Per Share
04/26/2013	Shareholder loans converted to Equity	$50,000	5,000,000	$0.01 Per Share

We had seventy-six (76) stockholders of record of our common stock as of December 31, 2013.  The CUSIP number for our common stock is 16952K 109.

The Company has no options or warrants issued or outstanding.

No preferred shares have been issued.

ITEM 6—SELECTED FINANCIAL DATA

Quick Link to Table of Contents

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “CAME” “we,” “us,” or “our” and the “Company” are references to the business of ChinAmerica Andy Movie Entertainment Company.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis or Plan of Operation.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

ChinAmerica Andy Movie Entertainment Media Co., formally known as Court Document Services, Inc., is an operating company that is focusing its efforts in movie projects, including pre-production research and strategizing, introduction of American talent and potential partners from Hollywood, California.  We are seeking to provide training and global market consulting, production and post-production activities, and particularly the distribution and promotion in the United States market.  We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational. We are currently in discussion with parties to begin pre-production on a project utilizing facilities that are already in production mode.

We are looking to establish a CAME presence in Hengdian, China which is deemed to be the “Hollywood of China”.  Our President is working to secure a new location in Building 12, 2/F, Hengdian Industrial Park for Movie and TV Businesses, Hengdian, Zhejiang Province, China.  Mr. Fan travels in various parts China extensively for both business and pleasure and has been working on securing the new location.

Our Board of Directors believes that we can operate as a Movie, Entertainment, Media and Documentary production company during the next twelve months to increase revenues for the company.  However, the production of a movie, documentary or animated film may take years to complete and future cash flows, if any, are impossible to predict at this time. The value of any revenue and potential profits from any production or animated film is largely dependent on factors beyond our control such as the market for our films.

We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.

Subsequent Events – New Business

On December 23, 2013, ChinAmerica Andy Movie Entertainment Media Co and AF Ocean Investment Management (Shanghai) Co., LTD., entered into a management agreement.  AF Ocean Investment Management (Shanghai) Co., LTD is a Shanghai, China, corporation wholly owned by AF Ocean Investment Management Company.  This corporation qualifies and is recognized by the People’s Republic of China as a wholly foreign-owned entity (“WFOE”).  .  This agreement calls for ChinAmerica to pay AF Ocean

Quick Link to Table of Contents

Shanghai a management fee for the collection and maintenance of the funds received in the People’s Republic of China for ChinAmerica.

On December 31, 2013 ChinAmerica Andy Movie Entertainment Media Co received a Twenty Thousand  Five Hundred Dollars ($20,500 USD) referral fee for the negotiations between ChinAmerica Andy Movie Entertainment Media Co and Zhong Mei Yin Shi.

On January 3, 2014, ChinAmerica Andy Movie Entertainment Media Co. announced that it has finalized the formal contract with Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as “Zhong Mei Yin Shi”), a Chinese company registered in Beijing, People’s Republic of China, for joint movie projects in both China and the United States.  Zhong Mei Yin Shi agrees to pay a total of $1,000,000 (One Million USD) to ChinAmerica Andy Movie Entertainment Media Company (“ChinAmerica”).

As of January 28, 2014, payments totaling Three Hundred Thirty Thousand Six Hundred Dollars ($330,600 USD) have been received though AF Ocean Investment Management (Shanghai) Co., LTD.  The funds were deposited into the AF Ocean Shanghai bank account for the benefit of ChinAmerica under our management agreement.

Employees

As of December 31, 2013, there were no paid employees. This includes our Officers and Director who run the corporation.

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

Results of Operations

General

Quick Link to Table of Contents

Summary of results of operations is as follows:

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Comparison of our Statement of Operations for the Years Ended December 31, 2013 and 2012

	For the Years Ended December 31,
	2013	2012	%Change
Revenue:	$-	$-	0%
Expenses:	$(49,534)	$14,380	100%
Income (loss) from operations	$18	$(14,380)	(100)%
Income (loss) from discontinued operations	$-	$(1,838)	(100)%
Net income (loss)	$(49,516)	$(16,218)	(79)%
Income (loss) per share: basic and diluted	$(0.00)	$(0.01)	-

Income from Operations. For the year ended December 31, 2013, we had no operational revenue. We showed a loss from operations while we continue to focus on developing operations in the People’s Republic of China.

Operating Expenses. Expenses were $49,534 for the year ended December 31, 2013 as compared to $14,380 for the year ended December 31, 2012.  This difference is primarily due to a change in operations and all expenses for the year ended December 31, 2012 were attributable to discontinued operations.  Our current expenses are directly attributable to our professional expenses for legal and accounting services.   Management believes that our expenses have remained constant relative to the level of expenditures while we continue to concentrate our efforts on developing operations in the People’s Republic of China.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(49,516) for the year ended December 31, 2013.   We believe the loss from operations is related to the company developing an operational business in the People’s Republic of China.  In addition, we have entered into discussions for a new location in Hengdian Industrial Park for Movie and TV Businesses, Hengdian, Zhejiang Province, China.  Management believes that with the new contract agreement between CAME and “Zhong Mei Yin Shi” we will begin to see an increase in expenses therefore will continue to see a net loss in the next fiscal year.

Liquidity and Capital Resources

General. As of December 31, 2013 we had cash and cash equivalents of $286,383, which was an increase of $282,742.  We have historically met our cash needs through a combination of cash flows from operating activities, which have been discontinued. Our cash requirements are generally for general and administrative activities. We have raised capital through officer loans during the current fiscal year. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months. On October 11, 2013, the Company changed direction to the current concentration of Movies, Documentaries and Films.

Our operating activities used cash of $28,258 for the year ended December 31, 2013 as compared to $20,163 for the year ended December 31, 2012. We received additional funding through loans from the Majority Shareholder. Prior to the end of our fiscal year 2013 the majority of the loans we received from our President and sole Director were converted to Equity in the Company.

Cash generated in our financing activities was $311,000 for the year ended December 31, 2013, compared to $23,000 during the comparable period in 2012. There was a total of $11,616 in loans from the Majority Shareholder for the year ended December 31, 2013 which will be converted into equity in the first fiscal quarter of 2014.  The Company converted a loan in the amount of $100,000 and issued stock to the Majority Shareholder at the par value of $.001.

As of December 31, 2013, current assets exceeded current liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no sales and a net loss of ($49,516) for the year ended December 31, 2013 compared to net loss of ($16,218) for the year ended December 31, 2012.  These factors raise doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company has retained its first client as of January 3, 2014.  Payment for services to be rendered will begin the fourth week in January.

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

Share-based Compensation

The Company may issue stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Accounting Standards Codification 926 (ASC 926) to address topics related to the film entertainment industry. As modern films today can cost and return revenues in the millions of dollars, each one needs to be accounted for with care. Further, as there are a multitude of ways films are distributed today, different rules may apply as to when revenue may be recognized for each.

The Company may enter into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements could include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor's interest in the profits or losses incurred on the film. Consistent with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 926 “Entertainment-Films” (“ASC 926”), the estimate of a third-party investor's interest in profits or losses on the film is based on total estimated ultimate revenues as provided below:

Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that the fair value of the film may be less than its unamortized costs. The following are examples of events or changes in circumstances that indicate that an entity shall assess whether the fair value of a film (whether completed or not) is less than its unamortized film costs:

•

An adverse change in the expected performance of a film prior to release

•

Actual costs substantially in excess of budgeted costs

•

Substantial delays in completion or release schedules

•

Changes in release plans, such as a reduction in the initial release pattern

•

Insufficient funding or resources to complete the film and to market it effectively

•

Actual performance subsequent to release failing to meet that which had been expected prior to release.

Quick Link to Table of Contents

ASC p. 926- 20-35-12 (Transition Date: December 15, 2013).

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

On December 17, 2012, the audit firm of Drake & Klein CPA’s changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate, to allow timely discussions regarding required disclosure due to the material weaknesses described below.

Quick Link to Table of Contents

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Amended Annual Report fairly present in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.  Based on this evaluation, our management concluded that as of December 31, 2013, we did not maintain effective internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. With proper funding we plan on remediating the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Auditor Attestation

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report..

Changes in Internal Control over Financial Reporting

There was a change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  Management determined that there was a weakness in the reporting of our bank account balances.  Management instituted a new policy to have the President review all bank statements at the end of each month to correctly report all cash balances.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 but not reported, whether or not otherwise required by this Form 10-K.

Quick Link to Table of Contents

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

As reported in our Current Report on Form 8-K filed on December 6, 2013, at the December 5, 2013 special meeting of shareholders, Mr. Michael J Daniels resigned his position as Secretary and Mr. Fan accepted the additional offices placed by his name as provided in Table 5.0 below.

As reported in our Current Report on Form 8-K filed March 10, 2014, the Board of Directors appointed Tina Donnelly as corporate secretary

Table 3.0 Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Andy Z Fan	49	President, Secretary*, Treasurer, Director	None
Tina Donnelly	38	Secretary*	None

*As of December 31, 2013, Mr. Fan was Secretary; Ms. Donnelly subsequently replaced Mr. Fan upon her appointment as Secretary on March 7, 2014.

Background of Executive Officers and Directors

Andy Z. Fan

Mr. Fan was appointed as Director and President on October 1, 2012.

Mr. Andy Z. Fan is a prominent Chinese-American businessman with outstanding connections with the Chinese government, long standing relationships with Chinese media, and has a strong fan base in China where he has appeared in various forms of media over the past few years. He was once the interpreter for China's Head of State, Prime Minister Li Peng. Later, he was awarded a full scholarship to study on the graduate level in the U.S., and was introduced to former U.S. President Bill Clinton by the University President and served as Clinton's Chinese interpreter.

Mr. Fan is currently President, Chief Executive Officer, and Chairman of the Board of AF Ocean Investment Management Company [OTCBB:AFAN].  AF Ocean Investment Management Company is dedicated to providing the company’s Clients the best consulting and business services in mergers, acquisitions and investments.

Mr. Fan is currently Chief Executive Officer, Principal Financial Officer, and Director of Sichuan Leaders Petrochemical Company [OTCBB:SLPC].  Sichuan Leaders Petrochemical Company has determined that the various opportunities in the petrochemical field in Asia are expanding.  To take advantage of this opportunity the company will be exploring the acquisition of companies that are wholesaling and retailing petroleum based products to be used in the automotive industry and beyond.

Mr. Fan is currently President and Director of Top To Bottom Pressure Washing, Incorporated [OTCBB: TOPW].  The primary focus of Top To Bottom Pressure Washing is the understanding the importance and value of maintaining a clean environment. The cleanliness of your home or office can speak volumes about you and leave a lasting impression on friends, family, clients and coworkers. Top To Bottom Pressure Washing uses the latest technology and pressure cleaning equipment to provide unparalleled cleaning results, guaranteed to leave your roofs and driveways looking revived and refreshed.

Tina Donnelly

Ms. Donnelly was appointed as Secretary on February 24, 2014.

Since June 12, 2012, Ms. Donnelly, age 38, has been employed by AF Ocean Investment Management Company as its Accounting Supervisor. She has over fifteen (15) years of accounting experience.    Her skills include working with financial professionals such as C.P.A.’s and Public Company Accounting Oversight Board (PCAOB) Auditors.  She was also appointed corporate secretary of AF Ocean Investment Management Company [OTC:AFAN] on February 24, 2014, Sichuan Leaders Petrochemical Company [OTC:SLPC] on February 24, 2014, and Top to Bottom Pressure Washing Inc. [OTC:TOPW]on March 7, 2014, .  Prior to June 12,

Quick Link to Table of Contents

2012, Ms. Donnelly ran the accounting departments for the following private companies:  Wave, LLC, Tags4Fun, LLC, and Sarasota Business Rentals.

Section 16(a) Beneficial Owner Reporting Compliance for the year ended December 31, 2013

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2013 were not timely filed with the Commission.

Name	Number of late reports	Number of transactions not reported timely
Andy Z. Fan	5	6

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

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our President and Director, Andy Z Fan, for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. Mr. Fan has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Fan has gained this expertise through his experience as our President and sole Director and through his formal education. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

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

Base Compensation

The following table sets forth information concerning the compensation of our President and Secretary/Treasurer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2013 and 2012, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2013 and 2012, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Quick Link to Table of Contents

Table 5.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z. Fan, [1] President, Director	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Michael J Daniels[2], Secretary, Treasurer, Director	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

[1] There is no employment contract with Mr. Fan at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[2] There is no employment contract with Mr. Daniels at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future. Mr. Daniels resigned his position on December 5, 2013.

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2013:

Table 6.0 Outstanding Equity Awards at December 31, 2013

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

Quick Link to Table of Contents

Board of Directors and Committees

Currently, our Board of Directors consists of Andy Z. Fan. We are seeking additional board members. At present, the Board of Directors has not established any standing committees.  Former Director Michael J. Daniels resigned his positions effective December 5, 2013.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  No Director is a paid officer of the Company.  Board members participated in the consideration of the Director compensation and no compensation was granted.  At this time, the Compensation Committee does not have a charter.

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

MEMBERS OF THE COMPENSATION COMMITTEE

Andy Z. Fan, Director

Employment Agreements

Currently, we have no employment agreements with any officer.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 8.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 8.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Andy Z. Fan 6371 Business Blvd., Ste. 200 Sarasota, FL 34240	121,999,758	97.3%
Common Stock	Tina Donnelly 6371 Business Blvd., Ste. 200 Sarasota, FL 34240	0	0
Common Stock	All Executive Officers and Directors as a Group	121,999,758	97.3%

Quick Link to Table of Contents

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Subsequent Events – New Business

On December 23, 2013, ChinAmerica Andy Movie Entertainment Media Co and AF Ocean Investment Management (Shanghai) Co., LTD., entered into a management agreement.  AF Ocean Investment Management (Shanghai) Co., LTD is a Shanghai, China, corporation wholly owned by AF Ocean Investment Management Company.  This corporation qualifies and is recognized by the People’s Republic of China as a WOFE.  This agreement calls for ChinAmerica to pay AF Ocean Shanghai a management fee for the collection and maintenance of the funds received in the People’s Republic of China for ChinAmerica.

On January 3, 2014, ChinAmerica Andy Movie Entertainment Media Co. announced that it has finalized the formal contract with Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as “Zhong Mei Yin Shi”), a Chinese company registered in Beijing, People’s Republic of China, for joint movie projects in both China and the United States.  Zhong Mei Yin Shi agrees to pay a total of $1,000,000 (One Million USD) to ChinAmerica Andy Movie Entertainment Media Company (“ChinAmerica”).

As of January 28, 2014, payments totaling Two Hundred Fifty Thousand Dollars and NO/ ($250,000) (USD) have been received though AF Ocean Investment Management (Shanghai) Co., LTD.  The funds were deposited into the AF Ocean Shanghai bank account for the benefit of ChinAmerica under our management agreement.

On February 24, 2014, Tina M. Donnelly was appointed as corporate secretary.

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2013, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than the following;

On December 23, 2013, ChinAmerica Andy Movie Entertainment Media Co and AF Ocean Investment Management (Shanghai) Co., LTD., entered into a management agreement.  AF Ocean Investment Management (Shanghai) Co., LTD is a Shanghai, China, corporation wholly owned by AF Ocean Investment Management Company.  This corporation qualifies and is recognized by the People’s Republic of China as a WOFE.  This agreement calls for ChinAmerica to pay AF Ocean Shanghai a management fee for the collection and maintenance of the funds received in the People’s Republic of China for ChinAmerica.

ChinAmerica and AF Ocean Shanghai are controlled by the same individual, Andy Z. Fan our President and sole Director.

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

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined we currently have no independent directors.  Andy Z. Fan is fulfilling the audit, nominating and compensation committee functions.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On March 1, 2012, we engaged Drake & Klein, C.P.A.’s, as our independent auditors. They are our first auditors and we have had no disagreements with Drake & Klein on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

On December 17, 2012, the audit firm of Drake & Klein CPA’s changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal 2013 and 2012:

Quick Link to Table of Contents

Table 9.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2013	$10,500	$0	$0	$2,510	$12,510
2012	$10,380	$0	$0	$2,760 (1)	$13,140

(1)

Audit related fees for the Registration Statement on Form S-1.

Quick Link to Table of Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of CHINAMERICA ANDY MOVIE ENTERTAINMENT CO. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2013 and December 31, 2012

•

Statements of Operations for the years ended December 31, 2013 and December 31, 2012

•

Statements of Stockholders’ Deficit for the years ended December 31, 2013 and December 31, 2012

•

Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 10.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation Filed on May 9, 2012 as Exhibit 3(i) to the registrant’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.2	Amendment to Articles of Incorporation Filed on May 9, 2012 as Exhibit 3(ii) to the registrant’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.3	Amended and Restated Articles of Incorporation Filed on May 9, 2012 as Exhibit 3(iii) to the registrant’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.4	By-Laws Filed on May 9, 2012 as Exhibit 3(iv) to the registrant’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.5	Articles of Amendment to Articles of Incorporation Filed on October 4, 2012 as Exhibit 3(iv) to the registrant’s Current Report on Form 8-K (File No. 000-54769) and incorporated herein by reference.
14	Code of Ethics Filed on May 9, 2012 as Exhibit 14 to the registrant’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101*

Financial statements from the annual report on Form 10-K of ChinAmerica Andy Movie Entertainment Company for the year ended December 31, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

*Pursuant to Rule 406T of Regulation S-T, the interactive XBRL files contained in Exhibit 101 hereto are deemed “not filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under that section.

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT COMPANY

Dated: March 20, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHINAMERICA ANDY MOVIE ENTERTAINMENT COMPANY

Dated: March 20, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board of Directors

Dated: March 20, 2014	/s/TINA M. DONNELLY
Tina M. Donnelly
Corporate Secretary, Accounting Supervisor

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ChinAmerica Andy Movie Entertainment Media Co.

We have audited the accompanying balance sheets of ChinAmerica Andy Movie Entertainment Media Co. as of December 31, 2013 and 2012, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChinAmerica Andy Movie Entertainment Media Co. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 19, 2014

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.

BALANCE SHEETS

For the Years Ended December 31,

	For the Years Ended December 31,
	2013	2012

Assets
Current Assets:
Cash and Cash Equivalents	$286,383	$3,641
Total Current Assets	$286,383	$3,641

Noncurrent Assets:
Fixed Asset (Net of Accumulated Depreciation)	$-	$-
Total Noncurrent Assets	-	-

Total Assets	$286,383	$3,641

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$758	$-
Related Party Loans	$20,500	$-
Loans from Shareholders	$24,616	$13,000
Total Current Liabilities	$45,874	$13,000

Stockholders’ Equity:
Common Stock, $.01 per share par value; 5,000,000,000 shares authorized; and 123,438,400 and 3,500,000 shares issued and outstanding, respectively	$1,234,384	$35,000
Additional Paid in Capital	$(924,900)	$(24,900)
(Accumulated deficit) Retained Earnings	$(68,975)	$(19,459)
Total Stockholders’ (Deficiency) Equity	$240,509	$(9,359)
Total Liabilities and Stockholders’ (Deficit) Equity	$286,383	$3,641

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,

		Years Ended December 31,
		2013		2012

Revenue:
Sales		$-		$-

Expenses:
General and Administrative		$29,034		$14,380
Referral Fee		$20,500		$-
Profit (Loss) from Operations		$(49,534)		$(14,380)
Profit (Loss) from Discontinued Operations		$-		$(1,838)
Income Tax Benefit		$-		$-
Other Income		$18	$
Net (Loss) Profit		$(49,516)		$(16,218)

Basic and Diluted Net Loss per Share:
Continuing Operations		$(0.00)		$(0.01)
Discontinued Operations	$			$(0.00)

Weighted average shares outstanding: Basic and Diluted		15,384,627		2,749,315

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Subscription Receivable	Retained Earnings (Accumulated Deficit)	Total Shareholder Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2009	500	$500	-	(400)	$38,564	$38,664
Stock split 5000:1, authorized January 30, 2012
Stock split: Old Shares	(500)	$(500)	100	400	-	-
Stock split: Issue New Shares	2,500,000	$25,000	(25,000)	-	-	-
Balance at December 31, 2009 as restated For Stock split	2,500,000	$25,000	(24,900)	-	$38,564	$38,664
Net Loss 2010	-	-	-	-	$(1,813)	$(1,813)
Balance; December 31,2010	2,500,000	$25,000	(24,900)	-	$36,751	$36,851
Net Loss 2011	-	-	-	-	$(39,992)	$(39,992)
Balance at December 31, 2011	2,500,000	$25,000	(24,900)	-	$(3,241)	$(3,141)
Sale of Stock	1,000,000	$10,000	-	-	-	$10,000
Net Loss 2012	-	-	-	-	$(16,218)	$(16,218)
Balance at December 31, 2012	3,500,000	$35,000	(24,900)	-	$(19,459)	$(9,359)
Sale of Stock	119,938,400	$1,199,384	(900,000)	-	-	$299,384
Net Loss 2013	-	-	-	-	$(49,516)	$(49,516)
Balance at December 31, 2013	123,438,400	$1,234,384	(924,900)	-	$(68,975)	$240,509

*A stock split authorized on January 30, 2012 was retroactively applied to all years presented.

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2013	2012

Cash Flows from Operating Activities
Net (Loss)	$(49,516)	$(16,218)

Changes in Operating Assets and Liabilities:
Accounts Receivable	$-	$-
Accounts Payable	$758	$(2,475)
Related Party Payables	$20,500	$-
Deferred Revenue	$-	$(1,470)
Net Cash (Used In) Operating Activities	$(28,258)	$(20,163)

Cash Flows From Financing Activities:
Loans from Shareholders	$11,616	$13,000
Issuance of Common Stock	$299,384	$-
Proceeds from Stock Subscription Payables	$-	$10,000
Net Cash Provided By Financing Activities	$311,000	$23,000

Net Change in Cash and Cash Equivalents:	$282,742	$2,837
Cash and Cash Equivalents, beginning of period	$3,641	$804
Cash and Cash Equivalents, end of period	$286,383	$3,641

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:
Loans from Shareholder converted into Common Stock	$149,384	$-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

ChinAmerica Andy Movie Entertainment Media Co.

Notes to Financial Statements

December 31, 2013

NOTE 1.

BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

ChinAmerica Andy Movie Entertainment Media Co., formerly known as Court Document Services, Inc. (the “Company”), was incorporated under the laws of the State of Florida on September 26, 2002. On October 11, 2012, the Company changed its operations to focus on Movie, Entertainment and Media.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2013 and 2012; (b) the financial position at December 31, 2013; and (c) cash flows for the year ended December 31, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the year end and net loss of ($49,516) for the year ended December 31, 2013 compared to the net loss of ($16,218) for the year ended December 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Income Taxes

Quick Link to Table of Contents

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, ”Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Net Earnings (Loss) Per Share

Basic earnings Per Share,” per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At December 31, 2013 and December 31, 2012 there were no potentially dilutive securities.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2013 through the date these financial statements were issued.

Foreign Currency Translation.

The Company will use FASB ASC 830 to address the effect of the exchange rate differences resulting from the translation of the financial statements of its business matters with AF Ocean Investment Management (Shanghai) Co., LTD., into the corporate statements on the Balance Sheet.  The effect of the foreign currency translation will be recorded in comprehensive income.

NOTE 3.

RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

On December 23, 2013, ChinAmerica Andy Movie Entertainment Media Co. (“ChinAmerica”) and AF Ocean Investment Management (Shanghai) Co., LTD., entered into a management agreement.  AF Ocean Investment Management (Shanghai) Co., LTD

Quick Link to Table of Contents

is a Shanghai, China, corporation wholly owned by AF Ocean Investment Management Company.  This corporation qualifies and is recognized by the People’s Republic of China as a WFOE.  This agreement calls for ChinAmerica to pay AF Ocean Shanghai a management fee for the collection and maintenance of the funds received in the People’s Republic of China for ChinAmerica.

On December 31, 2013 ChinAmerica received Twenty Thousand Five Hundred Dollars ($20,500 USD) as a referral fee for the negotiations between ChinAmerica and Zhong Mei Yin Shi.  Common stock was issued in lieu of cash compensation for these services rendered, at par value ($0.01) in 2014 as noted in the Subsequent Events and Equity notes.

On January 3, 2014, ChinAmerica announced that it finalized the formal contract with Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as “Zhong Mei Yin Shi”), a Chinese company registered in Beijing, People’s Republic of China, for joint movie projects in both China and the United States.  Zhong Mei Yin Shi agrees to pay a total of $1,000,000 (One Million USD) to ChinAmerica.

As of January 28, 2014, payments totaling Two Hundred Fifty Thousand Dollars ($250,000 USD) have been received though AF Ocean Investment Management (Shanghai) Co., LTD.  The funds were deposited into the AF Ocean Shanghai bank account for the benefit of ChinAmerica under our management agreement.

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of December 31, 2013.

The Company rents office space in Sarasota, Florida on a month by month basis. The monthly rent is $300.

The Company rents office space in New York, New York on a month by month basis.  The monthly rent will be $300, starting January 1, 2014.

NOTE 5.

STOCKHOLDERS’ EQUITY

In January 2012 the authorized amount was increased to 500,000,000 shares of common stock and a stock split was approved at 5,000:1.   On October 11, 2012, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to five billion (5,000,000,000) shares.

During the period ended June 30, 2013, the Company issued 5,000,000 shares of common stock to an officer for $50,000 that represented loans converted to equity in the Company.  The stock was issued at par value of $0.01 per share.

During the period ended September 30, 2013, the Company issued 14,938,400 shares of common stock to an officer for $149,384 that represented loans converted to equity in the Company.  The stock was issued at par value of $0.01 per share.

During the period ended December 31, 2013, the Company issued 100,000,000 shares of common stock to an officer for the $100,000 that represented loans converted to equity in the Company.  The stock was issued at the value of $0.001 per share.

The Company issued a total of 119,938,400 shares stock to our President and sole Director, Andy Z. Fan during the year ended December 31, 2013.

On January 7, 2014, the Company issued 50,000 shares of Company stock for equal consideration at par value ($0.01 per share).

Quick Link to Table of Contents

On February 19, 2014, the Company issued 2,000,000 shares of Company stock at par value ($0.01 per share) to our President in lieu of cash compensation for services rendered.

Date Issued	Shares Issued To/For	Loan Amount/ Stock Value	Shares Issued	Price Per Share
04/26/2013	Shareholder loans converted to Equity	$50,000	5,000,000	$0.01 Per Share
09/25/2013	Shareholder loans converted to Equity	$149,384	14,938,400	$0.01 Per Share
12/17/2013	Shareholder loans converted to Equity	$100,000	100,000,000	$0.001 Per Share
01/07/2014	Shares Issued to Related Party	$500	50,000	$0.01 Per Share
02/19/2014	Shareholder loans converted to Equity	$20,000	2,000,000	$0.01 Per Share

The Company has no options or warrants issued or outstanding.

No preferred shares have been issued.

NOTE 6.

INCOME TAX

As of December 31, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2022. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	For the Year Ended December 31,
	2013	2012
Tax expense (benefit) at the statutory rate	$(16,800)	$(5,500)
State income taxes, net of federal income tax benefit	(1,600)	(500)
Change in valuation allowance	18,400	6,000
Total	$-	$-

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

As of December 31, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets	$25,600	$7,200
Valuation allowance	(25,600)	(7,200)
Net deferred tax asset	$-	$-

Quick Link to Table of Contents

The tax returns for 2013 through 2010 remain open for inspection by federal and state taxing authorities.

NOTE 7

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

The Board believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company. The Board of Directors and the Shareholders approved moving in a new direction and changing the name of the Company to reflect the direction and mission.  The approved strategic direction of the Company will be focusing on producing Movie, Entertainment and Media projects.

The new business model is to produce or facilitate projects in the entertainment business in and about the Peoples’ Republic of China.

To facilitate this new direction, the Board voted to the disposal of the Company assets which was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

	For the Years ended December 31,
	2013	2012
Revenue	$-	$104,250
Operating expenses	$-	$106,088
Net operating income (loss)	$-	$(1,838)
Income (loss) from discontinued operations	$-	$(1,838)

NOTE 8.

PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

	For the Years ended December 31,
	2013	2012
Property and Equipment	$2,020	$2,020
Accumulated Depreciation	$(2,020)	$(2,020)
Property and Equipment, Net	$-	$-

Assets are depreciated over their useful lives when placed in service.  There were no depreciation expenses for the years ended December 31, 2013 and 2012, respectively.

NOTE 9.

SUBSEQUENT EVENTS

On January 3, 2014, ChinAmerica Andy Movie Entertainment Media Co., announced that it has finalized the formal contract with

Quick Link to Table of Contents

Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as “Zhong Mei Yin Shi”), a Chinese company registered in Beijing, People’s Republic of China, for joint movie projects in both China and the United States.  Zhong Mei Yin Shi agrees to pay a total of $1,000,000 (One Million USD) to ChinAmerica Andy Movie Entertainment Media Company (“ChinAmerica”).

On January 7, 2014, the Company issued 50,000 shares of stock at par value of $0.01 per share in lieu of cash compensation for services rendered.

As of January 28, 2014, payments totaling Two Hundred Fifty Thousand Dollars ($250,000) (USD) have been received though AF Ocean Investment Management (Shanghai) Co., LTD.  The funds were deposited into the AF Ocean Shanghai bank account for the benefit of ChinAmerica under our management agreement.

On February 19, 2014, the Company issued 2,000,000 shares of Company stock to our President in lieu of cash compensation for services rendered at par value of $0.01 per share.

Date Issued	Shares Issued To/For	Loan Amount/ Stock Value	Shares Issued	Price Per Share
04/26/2013	Shareholder loans converted to Equity	$50,000	5,000,000	$0.01 Per Share
09/25/2013	Shareholder loans converted to Equity	$149,384	14,938,400	$0.01 Per Share
12/17/2013	Shareholder loans converted to Equity	$100,000	100,000,000	$0.001 Per Share
01/07/2014	Shares Issued to Related Party	$500	50,000	$0.01 Per Share
02/19/2014	Shareholder loans converted to Equity	$20,000	2,000,000	$0.01 Per Share