Form 10-Q
period 2014-03-31
ChinAmerica Andy Movie Entertainment Media Co.
filed 2014-05-12
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: March 31, 2014.
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

(941) 224-6975
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer's classes of common equity as of May 5, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	125,488,400

Part I – Financial Information
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures
Part II – Other Information
Item 6.  Exhibits
Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.
BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013

Assets
Current Assets:
Cash and Cash Equivalents	$1,002,549	$286,383
Prepaid Expenses	749	-
Total and Current Assets	$1,003,298	$286,383

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$-	$758
Accrued Taxes	273,800
Related Party Payables	-	20,500
Loans from Shareholders	24,616	24,616

Total and Current Liabilities	298,416	45,874

Stockholders' Equity:
Common Stock, $.01 per share par value; 5,000,000,000 shares authorized; and 125,488,400 and 123,438,400 shares issued and outstanding, respectively	1,254,884	1,234,384
Additional Paid in Capital	(924,900)	(924,900)
Accumulated Other Comprehensive Income	(16,379)	-
(Accumulated deficit) Retained Earnings	391,277	(68,975)

Total Stockholders' Equity	704,882	240,509
Total Liabilities and Stockholders' Equity	$1,003,298	$286,383

The accompanying footnotes are an integral part of the statements.

ChinAmerica Andy Movie Entertainment Media Co.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31
	2014 (unaudited)	2013 (unaudited)

Revenue:
Revenue	$822,500	$-

Expenses:
General and Administrative	88,677	8,646
Profit (Loss) from Operations	733,823	(8,646)
Other Income	229	-
Income Tax Expense	(273,800)	-
Net (Loss) Income	460,252	(8,646)

Foreign Currency Gain (loss)	(16,379)	-
Net Comprehensive Income (loss)	$443,873	$(8,646)

Basic and Diluted Earnings (loss) Net per Share:
Continuing Operations	$0.00	$(0.00)

Weighted average shares outstanding: Basic	124,396,178	3,500,000
Diluted

The accompanying footnotes are an integral part of the statements.

 ChinAmerica Andy Movie Entertainment Media Co.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014 (unaudited)	2013 (unaudited)

Cash Flows from Operating Activities
Net (Loss) income	$460,252	$(8,646)

Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	273,042	25
Prepaid and other assets	(749)	-
Net Cash (Used In) Provided by Operating Activities	732,545	(8,621)

Cash Flows From Financing Activities:
Loans from Related Parties	-	11,000
Net Cash Provided By Financing Activities	-	11,000

Foreign currency translation	(16,379)	-

Net Change in Cash and Cash Equivalents:	716,166	2,379
Cash and Cash Equivalents, beginning of period	286,383	3,641
Cash and Cash Equivalents, end of period	1,002,549	6,020

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:
Issuance of Common Stock for converted debt	$20,500	$-

The accompanying footnotes are an integral part of the statements.

ChinAmerica Andy Movie Entertainment Media Co.
Notes to Financial Statements
March 31, 2014
(Unaudited)

NOTE 1.                            BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Organization
ChinAmerica Andy Movie Entertainment Media Co., was incorporated under the laws of the State of Florida on September 26, 2002. On October 11, 2012, the Company changed its operations to focus on Movie, Entertainment and Media.

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2014 and 2013; (b) the financial position at March 31, 2013; and (c) cash flows for the three month periods ended March 31, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 20, 2014.

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. All Amounts referenced in these Financial Statements and this Report are in US Dollars unless otherwise stated.
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

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements held by AF Ocean Shanghai in China with an accumulated exchange rate adjustment of ($16,379).  The effect of the foreign currency translation is recorded in comprehensive income.

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

Income Taxes
Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of March 31, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Effective September 1, 2009, the Company adopted ASC 740-10, "Definition of Settlement in FASB Interpretation No. 48", ("ASC 740-10"), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Earnings Per Share
Basic earnings Per Share," per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At March 31, 2014 and March 31, 2013 there were no potentially dilutive securities.

Recent Accounting Pronouncements
The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   The Company had $822,500  in movie project income for the three months ended March 31, 2014.  During that same period, the Company had net income of $443,873. These factors indicate the Company is generating revenues; however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to continue to generate revenues through its new business direction.

NOTE 3.                          RELATED PARTY TRANSACTIONS

On December 23, 2013, ChinAmerica Andy Movie Entertainment Media Co. ("ChinAmerica") and AF Ocean Investment Management (Shanghai) Co., LTD., entered into a management agreement.  AF Ocean Investment Management (Shanghai) Co., LTD is a Shanghai, China, corporation wholly owned by AF Ocean Investment Management Company.  This corporation qualifies and is recognized by the People's Republic of China as a WFOE.  This agreement calls for AF Ocean Shanghai to receive and maintain all money in an escrow like fashion. When the money is deposited into AF Ocean Shanghai a ten percent (10%) management fee will be earned by AF Ocean Shanghai for the collection and maintenance of the funds received in the People's Republic of China for ChinAmerica.

On December 31, 2013 ChinAmerica received Twenty Thousand Five Hundred Dollars ($20,500 USD) as a referral fee for the negotiations between ChinAmerica and Zhong Mei Yin Shi.  Common stock was issued in lieu of cash compensation for these services rendered, at par value ($0.01) in 2014 as noted in the Subsequent Events and Equity notes.

On January 3, 2014, ChinAmerica Andy Movie Entertainment Media Co. announced that it has finalized the formal contract with Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as "Zhong Mei Yin Shi"), a Chinese company registered in Beijing, People's Republic of China, for joint movie projects in both China and the United States.  Zhong Mei Yin Shi agrees to pay a total of $1,000,000 (One Million USD) to ChinAmerica Andy Movie Entertainment Media Company ("ChinAmerica").
As of March 31, 2014, payments totaling Eight Hundred Twenty Two Thousand Dollars Five Hundred ($822,500) (USD) have been received though AF Ocean Investment Management (Shanghai) Co., LTD.

As of period ended March 31, 2014 ChinAmerica paid out a total of $82,250 in management fees to AF Ocean Investment Management (Shanghai) Co., LTD.
NOTE 4.                          COMMITMENTS AND CONTINGENCIES

Legal
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments
The Company rents office space in Sarasota, Florida on a month by month basis. The monthly rent is $300.

The Company rents office space in New York, New York on a month by month basis.  The monthly rent is $300.

NOTE 5.                          STOCKHOLDERS' EQUITY

In January 2012 the authorized amount was increased to 500,000,000 shares of common stock and a stock split was approved at 5,000:1.   On October 11, 2012, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to five billion (5,000,000,000) shares.

On January 7, 2014, the Company issued 50,000 shares of stock to Catherine Bradaick, an employee of the company at par value of $0.01 per share in lieu of cash compensation for services rendered.

On February 19, 2014, the Company issued 2,000,000 shares of Company stock to our President in lieu of cash compensation for services rendered at par value of $0.01 per share.

Date Issued	Shares Issued To/For	Loan Amount/ Stock Value	Shares Issued	Price Per Share
02/19/2014	Shares Issued to Related Party	$20,000	2,000,000	$0.01 Per Share
01/07/2014	Shares Issued to Related Party	$500	50,000	$0.01 Per Share
12/17/2013	Shareholder loans converted to equity	$100,000	100,000,000	$0.001 Per Share
02/19/2013	Shares Issued to Related Party	$20,000	2,000,000	$0.01 Per Share
01/07/2013	Shares Issued to Related Party	$500	50,000	$0.01 Per Share
09/25/2013	Shareholder loans converted to Equity	$149,384	14,938,400	$0.01 Per Share
04/26/2013	Shareholder loans converted to Equity	$50,000	5,000,000	$0.01 Per Share

As of March 31, 2014, there were 125,488,400 shares issued and outstanding.

The Company has no options or warrants issued or outstanding.

No preferred shares have been issued.

NOTE 6.                          INCOME TAX

As of  March 31, 2014  we had a net income before income taxes of $734,052. We have accrued an estimated tax liability in the amount of $273,800. The actual amount will be determined at year ending December 31, 2014.  All net operating carry forwards have been utilized.

NOTE 7.                          PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

	For the Periods Ended
	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Property and Equipment	$2,020	$2,020
Less Accumulated Depreciation	$(2,020)	$(2,020)
Property and Equipment, Net	$-	$-

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $0 for the period ended March 31, 2014 as compared to $0 for the period ended March 31, 2013.

Subsequent Events
No events have occurred since period ending March 31, 2014

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management's Discussion and Analysis and Results of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General
ChinAmerica Andy Movie Entertainment Media Co., formally known as Court Document Services, Inc., is an operating company that is focusing its efforts in movie projects, including pre-production research and strategizing, introduction of American talent and potential partners from Hollywood, California.  ChinAmerica Andy Movie Entertainment Media Co. and Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as "Zhong Mei Yin Shi"), a Chinese company registered in Beijing, People's Republic of China, are working together to create movie projects in both China and the United States.  We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational. We are currently in discussion with parties to begin pre-production on a project utilizing facilities that are already in production mode.
We are looking to establish a CAME presence in Hengdian, China which is deemed to be the "Hollywood of China", as well as Hollywood, California.  Our President, Mr. Fan, travels to various parts China and the United States of America extensively for both business and pleasure and has been working on securing the new locations. Our Board of Directors believes that we can operate as a Movie, Entertainment and Documentary Company during the next twelve months increasing revenues of the company.  However, the production of our documentaries or animated films may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production or animated film is largely dependent on factors beyond our control such as the market for our films.
We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.
Employees

As of March 31 2014, there are two (2) officers and directors who oversee the operations of the corporation.

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

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year's historical data is the best projector of our future results.

Film Industry Accounitng

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

The Company may enter into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements could include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor's interest in the profits or losses incurred on the film. Consistent with the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 926 "Entertainment-Films" ("ASC 926"), the estimate of a third-party investor's interest in profits or losses on the film is based on total estimated ultimate revenues.

926-20-35-12 Unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that the fair value of the film may be less than its unamortized costs. The following are examples of events or changes in circumstances that indicate that an entity shall assess whether the fair value of a film (whether completed or not) is less than its unamortized film costs:

•	An adverse change in the expected performance of a film prior to release
•	Actual costs substantially in excess of budgeted costs
•	Substantial delays in completion or release schedules, Changes in release plans, such as a reduction in the initial release pattern.
•	Insufficient funding or resources to complete the film and to market it effectively
•	Actual performance subsequent to release failing to meet that which had been expected prior to release.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes" (codified primarily in FASB ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" (codified primarily in FASB ASC Topic 740, Income Taxes). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Results of Operations

The following tables provide a summary of the results of operations for the quarter ended March 31, 2014 and 2013 as well as the results of discontinued operations.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 1.0 Comparison of our Statement of Operations for the Three Months Ended March 31, 2014 and 2013

	For the Three Months Ended March 31,
	2014	2013	%Change
Revenue	$822,500	$-	100%
General and administrative expense	$88,677	$8,646	926%
Income (loss) from operations	$733,823	$(8,646)	8587%
Interest income	$229	$-	100%
Tax provision	$(273,800)	$-	(100%)
Net income (loss)	$460,252	$(8,646)	55%
Foreign Currency Gain	$(16,379)	$-	(100%)
Net Comprehensive Income	$443,873	$-	100%
Income per share: basic and diluted	$0.00	$(0.00)	-

Income from Operations. For the three months ended March 31, 2014, total income was $822,500 due to the contract with Zhong Mei Yin Shi for the joint movie projects in both China and the United States that occurred on January 3, 2014 as compared to $0 for the three months ended March 31, 2013.

Operating Expenses
During the three months ended March 31, 2014 operating expenses were $88,677, compared to $8,646 for the three months ended March 31, 2013.  The additional expenses are due to the ChinAmerica and Shanghai management agreement that occurred on December 23, 2013. ChinAmerica pays AF Ocean Shanghai a ten percent (10%) management fee for all deposits for the collection and maintenance of the funds received in the People's Republic of China on behalf of ChinAmerica.

Net Income (Loss).
  During the three months ended March 31, 2014, we showed a Net Comprehensive Income of $443,873, which includes an estimated tax provision for the year ending December 2014 of $273,800 compared to a net loss of $(8,646) for the three months ended March 31, 2013, with no tax provision or benefit.

Liquidity and Capital Resources

General. As of March 31, 2014 we had cash and cash equivalents of $1,002,549 which was an increase of $996,529 from the period ended March 31, 2013.  We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements and repayment of debt through the next 12 months.

Our operating activities provided cash of $716,166 for the three months ended March 31, 2014 as compared to ($8,621) for the period ended March 31, 2013. We received additional funding through loans from the Majority Shareholder.  Prior to the end of our fiscal year 2013 the majority of the loans we received from our President and sole Director were converted to Equity in the Company.

Cash generated in our financing activities was $0 for the period ended March 31, 2014, compared to $11,000 during the comparable period in 2013. There was a total of $20,500 in loans from related parties that was converted into common stock at the period ended March 31,2014.

As of March 31, 2014, current assets exceeded current liabilities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   The Company had $822,500  in movie project income for the three months ended March 31, 2014.  During that same period, the Company had a Total Net Comprehensive income of $443,873. These factors indicate the Company is generating revenues; however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its continuing ability to generate revenues through its new business direction.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term, other than the following as reported in our financial statements:

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

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

Our operations are conducted primarily in the People's Republic of China however we are not subject to foreign currency exchange rate risk due to the fact that we are currently not generating any revenues or direct expenses from our work in the People's Republic of China.

ITEM 4.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of our principal executive and principal financial officer. evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer  concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6                          EXHIBITS
Exhibit No.	Description
31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d -
14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the quarter ended March 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: May 12, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Principal Executive Officer