Form 10-Q
period 2014-06-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2014-07-31
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2014.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the transition period from ____________ to _____________
Commission File No. 000-54769

ChinAmerica Andy Movie Entertainment Media Co.
(Exact name of small business issuer as specified in its charter)
FLORIDA	65-1170540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
15500 Roosevelt Blvd., Ste. 305, Clearwater, FL 33760	34240
(Address of Principal Executive Offices)	(Zip Code)

(941) 224-6975
(Registrant's Telephone Number, Including Area Code)

6371 Business Blvd., Ste. 200, Sarasota, FL 34240
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The number of shares outstanding of each of the issuer's classes of common equity as of July 31, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	125,488,400

Part I – Financial Information
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures
Part II – Other Information
Item 6.  Exhibits
Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.
BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013

Assets
Current Assets:
Cash and Cash Equivalents	$1,091,505	$286,383
Prepaid Expenses	513	-
Total and Current Assets	$1,092,018	$286,383

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$1,533	$758
Accrued Taxes	212,800	-
Related Party Payables	-	20,500
Loans from Shareholders	-	24,616

Total and Current Liabilities	214,333	45,874

Stockholders' Equity:
Common Stock, $.01 per share par value; 5,000,000,000 shares authorized; and 125,488,400 and 123,438,400 shares issued and outstanding, respectively	1,254,884	1,234,384
Additional Paid in Capital	(924,900)	(924,900)
Accumulated Other Comprehensive Income	(15,054)	-
(Accumulated deficit) Retained Earnings	562,755	(68,975)

Total Stockholders' Equity	877,685	240,509
Total Liabilities and Stockholders' Equity	$1,092,018	$286,383

The accompanying footnotes are an integral part of the statements.

ChinAmerica Andy Movie Entertainment Media Co.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six months Ended June 30		Three months Ended June 30
US Dollars	2014 (unaudited)	2013 (unaudited & restated)	2014 (unaudited)	2013 (unaudited & restated)
Revenue:
Revenue	983,330	-	160,830	-

Expenses:
General and Administrative	139,767	15,501	51,090	6,855
Profit (Loss) from Operations	843,563	(15,501)	109,740	(6,855)
Other Income	967	-	738	-
Income Tax Expense	(212,800)		61,000
Net (Loss) Income	631,730	(15,501)	171,478	(6,855)

Foreign Currency Gain (Loss)	(15,054)	-	1,325	-
Net Comprehensive Income (Loss)	616,676	(15,501)	172,803	(6,855)

Basic and Diluted Net (Loss) per share:
Continuing Operations	0.00	(0.00)	0.00	(0.00)
Weighted average shares outstanding	124,945,306	5,323,204	125,488,400	7,126,374

The accompanying footnotes are an integral part of the statements.

 ChinAmerica Andy Movie Entertainment Media Co.
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014 (unaudited)	2013 (unaudited and restated)

Cash Flows from Operating Activities
Net Income (Loss)	$631,730	$(15,501)

Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	213,575	590
Prepaid and other assets	(513)	-
Net Cash Provided by (Used In) Operating Activities	844,792	(14,911)

Cash Flows From Financing Activities:
Loans from Related Parties	(24,616)	311,000
Issuance of Common Stock	-	50,000
Net Cash (Used In) Provided By Financing Activities	(24,616)	361,000

Foreign currency translation	(15,054)	-

Net Change in Cash and Cash Equivalents:	805,122	346,089
Cash and Cash Equivalents, beginning of period	286,383	3,641
Cash and Cash Equivalents, end of period	1,091,505	349.730

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:
Issuance of Common Stock for converted debt	$20,500	$-

The accompanying footnotes are an integral part of the statements.

ChinAmerica Andy Movie Entertainment Media Co.
Notes to Financial Statements
June 30, 2014
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

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month periods ended June 30, 2014 and 2013; (b) the financial position at June 30, 2013; and (c) cash flows for the six month periods ended June 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 20, 2014.

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

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements held by AF Ocean Shanghai in China with an accumulated exchange rate adjustment of ($15,054) for the 6 months ended June 30, 2014.  The effect of the foreign currency translation is recorded in comprehensive income.

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of June 30, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

Earnings Per Share
Basic earnings Per Share," per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At June 30, 2014 and June 30, 2013 there were no potentially dilutive securities.

Recent Accounting Pronouncements
The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these financial statements were issued.

NOTE 3.                          RELATED PARTY TRANSACTIONS

On January 3, 2014, ChinAmerica Andy Movie Entertainment Media Co. announced that it has finalized the formal contract with Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as "Zhong Mei Yin Shi"), a Chinese company registered in Beijing, People's Republic of China, for joint movie projects in both China and the United States.  Zhong Mei Yin Shi agrees to pay a total of $1,000,000 (One Million USD) to ChinAmerica Andy Movie Entertainment Media Co. ("ChinAmerica").

As of June 30, 2014, payments totaling  ($983,330) (USD) have been received though AF Ocean Investment Management Company (Shanghai Ltd.)

As of  June 30, 2014 ChinAmerica paid out a total of $104,683 in management fees to AF Ocean Investment Management Company (Shanghai Ltd.).

On May 13, 2014 a loan to shareholder was repaid in full in the amount of $24,616. There are no other related party loans.

NOTE 4.                          COMMITMENTS AND CONTINGENCIES

Legal
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company has contractual obligations with AF Ocean Investment Management Company, of which a portion of the $6,350 monthly fee goes towards AF Ocean's rent expense.

The Company still rents office space in New York, New York on a month by month basis.  The monthly rent is $300.

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

As of June 30, 2014, there were 125,488,400 shares issued and outstanding.

NOTE 6.                          INCOME TAX

As of  June 30, 2014  we had a net income before income taxes of $844,530 for the six month ended. We have accrued an estimated tax liability in the amount of $212,800. The actual amount will be determined at year ending December 31, 2014.  All net operating carry forwards have been utilized.

NOTE 7.                          PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

	For the Periods Ended
	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Property and Equipment	$2,020	$2,020
Less Accumulated Depreciation	$(2,020)	$(2,020)
Property and Equipment, Net	$-	$-

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $0 for the period ended June 30, 2014 as compared to $0 for the period ended June 30, 2013.

NOTE 8                                        SUBSEQUENT EVENTS

As of July 17, 2014 the Company  officially moved their office from Sarasota, FL to Clearwater, FL  The office space is rented by AF Ocean Investment Management Company, and ChinAmerica Andy Movie Entertainment Media Co. pays a monthly management fee to AF Ocean for services provided which includes the Company's rent.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: , changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "ChinAmerica ." "we," "us,"  "our" and the "Company" are references to the business of ChinAmerica Andy Movie Entertainment Media Co.

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

ChinAmerica Andy Movie Entertainment Media Co., is an operating company that is focusing its efforts in movie projects, including pre-production research and strategizing, introduction of American talent and potential partners from Hollywood, California.  ChinAmerica Andy Movie Entertainment Media Co. and Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as "Zhong Mei Yin Shi"), a Chinese company registered in Beijing, People's Republic of China, are working together to create movie projects in both China and the United States.  We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational. We are currently in discussion with parties to begin pre-production on a project utilizing facilities that are already in production mode.
We are looking to establish a CAME presence in Hengdian, China which is deemed to be the "Hollywood of China", as well as Hollywood, California.  Our President, Mr. Fan, travels to various parts China and the United States of America extensively for both business and pleasure and has been working on securing the new locations. Our Board of Directors believes that we can operate as a Movie, Entertainment and Documentary Company during the next 12 months increasing revenues of the Company.  However, the production of our documentaries or animated films may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production or animated film is largely dependent on factors beyond our control such as the market for our films.

We may raise cash from sources other than our operations.
Employees

As of June 30, 2014, there is one (1) officer who oversees the operations of the corporation.

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

Results of Operations

The following tables provide a summary of the results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 as well as the results of discontinued operations.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 1.0 Comparison of our Statement of Operations for the Six Months Ended June 30, 2014 and 2013 (unaudited)

	For the Six Months Ended June 30,
	2014	2013	% Change
Revenue	$983,330	$-	100%
General and Administrative Expense	$139,767	$15,501	8%
Income (Loss) from Operations	$843,563	$(15,501)	(55%)
Interest Income	$967	$-	100%
Tax provision	$(212,800)	$-	(100%)
Net Income (Loss)	$631,730	$(15,501)	(42%)
Foreign Currency Gain	$(15,054)	$-	(100%)
Net Comprehensive Income	$616,676	$(15,501)	(41%)
Income (Loss) per share: basic and diluted	$0.00	$(0.00)	-

Revenue.
For the six months ended June 30, 2014, total revenue was $983,330 resulting from  the contract we entered into on January 3, 2014 with Zhong Mei Yin Shi for the joint movie projects in both China and the United States  as compared to $0 for the six months ended June 30, 2013.

Operating Expenses
During the six months ended June 30, 2014 operating expenses were $139,767, compared to $15,501 for the six months ended June 30, 2013.  The additional expenses are due to our management agreement with AF Ocean Investment Management Company (Shanghai Ltd.) that we entered into  on December 23, 2013. We pay  AF Ocean Investment Management Company (Shanghai Ltd.) a management fee of ten percent (10%) of  all deposits for the collection and maintenance of the funds received in the People's Republic of China on our behalf. We have  contractual obligations with AF Ocean , of which a portion of the $6,350 monthly fee goes towards AF Ocean's rent expense.

Net Income (Loss).
During the six months ended June 30, 2014, we had Net Comprehensive Income of $616,676, which includes an estimated tax provision for the year ending December 2014 of $212,800 compared to a foreign currency translation loss of ($15,501) for the six months ended June 30, 2013, with no tax provision or benefit.

Table 2.0 Comparison of our Statement of Operations for the Three Months Ended June 30, 2014 and 2013 (unaudited)

	Three Months Ended June 30,
	2014	2013	% Change
Revenue	$160,830	$-	100
General and Administrative Expense	51,090	6,873	6%
Interest Income	738	18	40%
Income (Loss) from Operations	$110,478	$(6,855)	(17%)
Loss from Discontinued Operations	-	(6,855)	100%
Income Tax Expense	61,000	-	(100%)
Net Income (Loss)	$171,478	$-	100%
Income (Loss) Per Share: Basic and Diluted	$(0.00)	$(0.00)

Revenue
For the three months ended June 30, 2014 total revenue was $160,830, as compared to $0 for the three months ended June 30, 2013.

Operating Expenses
During the three months ended June 30, 2014, as compared to 2013 operating expenses were $51,090 and $6,873, respectively which consist of expenses related to the current operations of the Company and the new monthly management fee payable to AF Ocean in the amount of $6,350.

Net Income (Loss)
As a result of the factors described above, we had net income of $171,478 and net loss of ($6,855) for the three months ended June 30, 2014, and 2013, respectively. Net losses for the three months ended June 30, 2013, include expenses related to discontinued operations of the retail wall bed store in 2013.

Liquidity and Capital Resources

General. As of the six months ended June 30, 2014 we had cash and cash equivalents of $1,091,505 which was an increase of $741,775 from the six months  ended June 30, 2013.  We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, and capital  improvements through the next 12 months.

Our operating activities provided cash of $844,792 for the six months ended June 30, 2014 as compared to ($14,911) for the six months ended June 30, 2013. We received additional funding through loans from the majority shareholder.  Prior to the end of our fiscal year 2013 the majority of the loans we received from our President and sole director were converted to equity in the Company and all loans to date have been repaid in full.

Cash generated in our financing activities was ($24,616) for the six months  ended June 30, 2014, as compared to $361,000 during the six months ended June 30,  2013. The outstanding loan to the majority shareholder in the amount of $24,616 was repaid in full. There was a total of $20,500 in loans from related parties that was converted into common stock during the six months ended June 30, 2014.

As of June 30, 2014, current assets exceeded current liabilities.

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

The Company's management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer  concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting
There was no change in the Company's internal control over financial reporting during the quarterly period covered by this report that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the quarter ended June 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: July 31, 2014	/s/ Andy Fan
Andy Z. Fan
Principal Executive Officer