Form 10-Q
period 2014-09-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2014-11-13
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2014.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the transition period from ____________ to _____________
Commission File No. 000-54769

ChinAmerica Andy Movie Entertainment Media Co.
(Exact name of small business issuer as specified in its charter)
FLORIDA	65-1170540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
15500 Roosevelt Blvd., Ste. 305, Clearwater, FL 33760	33760
(Address of Principal Executive Offices)	(Zip Code)

(941) 224-6975
(Registrant's Telephone Number, Including Area Code)
15500 Roosevelt Blvd., Suite 305, Clearwater, FL 33760
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer's classes of common equity as of November 12, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	125,528,400

Part I – Financial Information
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures
Part II – Other Information
Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Mine Safety Disclosures
Item 5.  Other information
Item 6.  Exhibits
Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

ChinAmerica Andy Movie Entertainment Media Co.
CONDENSED BALANCE SHEETS
(All Amounts Shown in US Dollars)
	September 30, 2014 (unaudited)	December 31, 2013

Assets
Current Assets:
Cash and Cash Equivalents	$1,501,452	$286,383
Related Party Receivable	8,056	-
Prepaid Expenses	277	-

Total and Current Assets	$1,509,785	$286,383

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$8,050	$758
Accrued Taxes	391,400	-
Related Party Payables	-	20,500
Loans from Shareholders	-	24,616

Total and Current Liabilities	399,450	45,874

Stockholders' Equity:
Common Stock, $0.01 per share par value; 5,000,000,000 shares authorized; and 125,528,400 and 123,438,400 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,255,284	1,234,384
Additional Paid in Capital	(865,300)	(924,900)
(Accumulated Deficit) Retained Earnings	720,351	(68,975)

Total Stockholders' Equity	1,110,335	240,509

Total Liabilities and Stockholders' Equity	$1,509,785	$286,383

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

ChinAmerica Andy Movie Entertainment Media Co.
CONDENSED STATEMENTS OF OPERATIONS
(All Amounts Shown in US Dollars)

	Nine Months Ended September 30		Three Months Ended September 30
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)		2013 (unaudited)
Revenue:
Consulting Revenue	$1,306,480	$-	$323,150		$-

Operating Expenses:
General and Administrative – related party	156,048	-	51,365		-
General and Administrative	111,721	24,089	61,583		8,588
Total Operating Expenses	267,769	24,089	112,948		8,588

Profit (Loss) from Operations	1,038,711	(24,089)	210,202		(8,588)

Other Income	2,630	-	1,664		-

(Loss) Income Before Tax	1,041,341	(24,089)	211,866		(8,588)

Income Tax Expense	(391,400)	-	(178,600)		-

Net Income (Loss)	$649,941	$(24,089)	$33,266		$(8,588)

Basic and Diluted Net Income (Loss) per share:
Basic and Diluted	$0.01	$(0.00)*	$0.00	*	$(0.00)*
Weighted average shares outstanding: Basic and Diluted	125,136,825	11,010,136	125,513,617		15,948,557

 * denotes income (loss) of less than $0.01 per share.
The accompanying footnotes are an integral part of these condensed unaudited financial statements.

 ChinAmerica Andy Movie Entertainment Media Co.
CONDENSED STATEMENTS OF CASH FLOWS
(All Amounts Shown in US Dollars)

	Nine Months Ended September 30,
	2014 (unaudited)	2013 (unaudited)

Cash Flows from Operating Activities
Net Income (Loss)	$649,941	$(24,089)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations:[1]
Marketing Expense paid in shares of common stock	60,000	-
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(277)	-
Accounts Payable	7,292	528
Accrued taxation	391,400	-
Related Party Receivable	(8,056)	-
Net Cash Provided by (Used In) Operating Activities	1,100,301	(23,561)

Cash Flows From Investing Activities:
Net Cash (Used In) Provided By Investing Activities	-	-
	-	-
Cash Flows From Financing Activities:
Loans from (repayment to) Shareholders	(24,616)	11,616
Issuance of Common Stock	-	199,384
Net Cash (Used In) Provided By Financing Activities	(24,616)	211,000

Net Change in Cash and Cash Equivalents:	1,215,069	187,439

Cash and Cash Equivalents, beginning of period	286,383	3,641

Cash and Cash Equivalents, end of period	$1,501,452	$191,080

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:
Issuance of Common Stock for converted debt	$20,500	$149,384

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

ChinAmerica Andy Movie Entertainment Media Co.
Notes to Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
 (Unaudited)

NOTE 1.                            BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Organization
ChinAmerica Andy Movie Entertainment Media Co. ("CAME" or the "Company")  was incorporated under the laws of the State of Florida on September 26, 2002. On October 11, 2012, the Company changed its operations to focus on movie, entertainment and media.

The Company's headquarters are located in Clearwater, Florida.

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. In the opinion of management there have been no changes to the Company's significant accounting policies, referred to in the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 20, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine month period ended September 30, 2014 and 2013; (b) the financial position at September 30, 2013; and (c) cash flows for the nine month period ended September 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. All Amounts referenced in these Financial Statements and this Report are in US Dollars ("USD") unless otherwise stated. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in Shanghai, China. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation.
The Company addressed the effect of the exchange rate differences resulting from the translation for currency transferred to the Company for consulting services from an account held by AF Ocean Shanghai in China, by using the current day exchange rate from ¥CNY to $USD conversion.  The accumulated exchange rate for the nine month period ended September 30, 2014 was a net loss of ($5,328).  The effect of the foreign currency translation is recorded in income in the general and administrative expense line item.
Because of fluctuations (including possible devaluations) in currency exchange rates between ¥CNY and $USD or the imposition of limitations on conversion of foreign currencies into $USD, we are subject to currency translation exposure on the profits of our operations. Although the rates have remained relatively stable over the last year, this is not indicative of future changes or the related translation risk. Currently the Company does not hedge against foreign currency or interest rate risk, and as such significant changes in either can have adverse effects on our operations.

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company accounts for taxes in accordance with ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Consulting Revenue recognized to date consists of pre-production research and strategizing, introduction of American talents and potential partners, training and global market consulting, especially regarding distribution and production in the United States.  Revenue is not related to final film production or licensing and therefore is not subject to FASB ASC 926 – Films revenue recognition guidance.

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

Earnings per Share
Basic Earnings per Share," per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  During the three and nine months ended September 30, 2014 and September 30, 2013 there were no potentially dilutive securities issued and outstanding.

Comprehensive Income (Loss)
Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as Capital investments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign  subsidiaries  and unrealized gains (losses) on available-for-sale securities.

Our comprehensive income (loss) for the three and nine month period ended September 30, 2014 and 2013 was  identical to our net income /(loss) for the three and nine month period ended  September 30, 2014 and 2013.

Recent Accounting Pronouncements
We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

NOTE 3.                          RELATED PARTY TRANSACTIONS

Commencing on June 1, 2014 the Company entered into a one year agreement with AF Ocean Investment Management Company (the "Service Provider") to provide management services to the Company. Both AF Ocean Investment Management Company and ChinAmerica Andy Movie Entertainment Media Co. share the same Chief Executive Officer and controlling shareholder. The Company pays the Service Provider $6,350 per month for the following: the Service Provider or any of its Affiliates shall provide the Company with such management and accounting related services as the Board of Directors of the Company (the "Board") may reasonably request from time to time, including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing the website, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables (collectively, the "Services"). The Company shall use the Services of the Service Provider or any of its Affiliates and the Service Provider shall make itself or any of its Affiliates available for the performance of the Services upon reasonable notice. The Service Provider or any of its Affiliates, as applicable, shall perform the Services at the times and places reasonably requested by the Board to meet the needs and requirements of the Company, taking into account other engagements that the Service Provider and its Affiliates may have.

On January 3, 2014, ChinAmerica Andy Movie Entertainment Media Co. announced that it has finalized the  contract with Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as "Zhong Mei Yin Shi"), a Chinese company registered in Beijing, People's Republic of China, for joint movie projects in both China and the United States.  Zhong Mei Yin Shi agrees to pay a total of $1,000,000 (One Million USD) to ChinAmerica Andy Movie Entertainment Media Co. ("ChinAmerica").

During the nine month period ended September 30, 2014, payments totaling $1,306,480) have been received though AF Ocean Investment Management Company (Shanghai Ltd.) $306,480 was received outside the $1,000,000 contracted amount as the project went over budget and Zhong Mei Yin Shi agreed to fund the overage while negotiating a new contract. The additional payments were received throught the same consulting revenue funding process as the original contracted amount and no new payments have been received to date.
During the nine month period ended  September 30, 2014 ChinAmerica paid out a total of $156,048 in management fees to AF Ocean Investment Management Company (Shanghai Ltd.), for management services, of which $24,500 is for the monthly service contract per the contract executed on June 1, 2014 with the Service Provider, noted above. We pay AF Ocean Investment Management Company (Shanghai Ltd.) a management fee of ten percent (10%) of all deposits for the collection and maintenance of the funds received in the People's Republic of China on our behalf.
During the nine month period ended September 30, 2014 a loan to shareholder was repaid in full in the amount of $24,616.

During the nine month period ended September 30, 2014 related party payables in the amount of $20,500 were settled through the issuance of 2,050,000 shares of our common stock.

As of September 30, 2014, the Company showed a Related Party Receivable in the amount of $8,056 which will be paid in full by year end. There are no other related party loans receivable or payable outstanding at September 30, 2014.

NOTE 4.                          INCOME TAX

We had a net income before income taxes of $1,041,341 for the nine month period ended September 30, 2014. We have accrued an estimated tax liability in the amount of $391,400 at an effective tax rate of 38%.  All net operating carry forwards have been utilized.

NOTE 5.                          COMMITMENTS AND CONTINGENCIES

Legal
We were not subject to any litigation during the three and nine months ended September 31, 2014 or 2013.  As of September 30, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments
 The Company rents office space in New York, New York on a month by month basis.  The monthly rent is $300. We agreed to pay the service provider $6,350 a month through July 2014 for the above mentioned related party we are required to pay the service provider.

NOTE 6.                          STOCKHOLDERS' EQUITY

Common Stock
The total authorized capital stock of the corporation is five billion (5,000,000,000) shares.
The Company is authorized to issue five billion (5,000,000,000) shares of common stock and add one class of preferred blank check to be issued solely at the discretion of the Board. No shares of capital stock have been designated as preferred stock.
During the nine month period end September 30, 2014, the Company issued 50,000 shares of common stock to a previous employee of the company at par value of $0.01 per share in lieu of cash compensation for services rendered and 2,000,000 shares of Company stock to the Chief Executive Officer in lieu of cash compensation for services rendered at par value of $0.01 per share. Both of these issuances were accrued for at year end, prior to any generation of revenue or signed agreements indicating future profitability. As a result when subsequently issued the shares were issued at their par value with no additional compensation expense recorded. During the three month period ended September 30, 2014 a total of 40,000 shares were issued as management incentive compensation  at par value of $0.01 per share in lieu of cash compensation for services rendered, the total expense associated with these shares was $60,000 and recorded as an expense on the Statement of Operations, with the difference in the stock price of $1.50 and the par value recorded to additional paid in capital.

As of September 30, 2014, there were 125,528,400 shares issued and outstanding.

Stock Options and Warrants

The Company had no options or warrants issued or outstanding during the three and nine months ended September 30, 3014 and 2013.

NOTE 7.                          SUBSEQUENT EVENTS

 We have evaluated subsequent events through November 12, 2014. There have been no subsequent events after September 30, 2014, for which disclosure is required.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others; changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "ChinAmerica" "we," "us,"  "our" and the "Company" are references to the business of ChinAmerica Andy Movie Entertainment Media Co.

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
ChinAmerica Andy Movie Entertainment Media Co., is an operating company that is focusing its efforts in movie projects, including pre-production research and strategizing, introduction of American talents and potential partners, training and global market consulting, especially regarding distribution and production in the United States.  ChinAmerica Andy Movie Entertainment Media Co. and Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as "Zhong Mei Yin Shi"), a Chinese company registered in Beijing, People's Republic of China, are working together to create movie projects in both China and the United States.  We have a limited operating history and there is uncertainty whether film revenue will be produced at the conclusion of the partnership. Revenue in the last nine months has been related to consulting for future film production and current works in progress.  We are currently in discussion with parties to begin pre-production on a project utilizing facilities that are already in production mode.
We are looking to establish a CAME presence in Hengdian, China which is deemed to be the "Hollywood of China", as well as Hollywood, California.  Our President, Mr. Fan, travels to various areas in China and the United States of America and has been working on securing the new locations. Our Board of Directors believes that we can operate as a movie, entertainment and documentary company during the next 12 months increasing revenues of the Company.  However, the production of our documentaries or animated films may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production or animated film is largely dependent on factors beyond our control such as the market for our films.
We may raise cash from sources other than our operations.
Employees

As of September 30, 2014, there is one (1) officer who oversees our operations.

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
We use historical data to assist in the forecast of our future results.  Deviations from our projections are addressed when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year's historical data is the best projector of our future results.

Consulting Revenue and Film Industry Accounting

Consulting Revenue recognized to date consists of pre-production research and strategizing, introduction of American talents and potential partners, training and global market consulting, especially regarding distribution and production in the United States.  Revenue is not related to final film production or licensing and therefore is not subject to FASB ASC 926 – Films revenue recognition guidance.

The Financial Accounting Standards Board (FASB) Accounting Standards Codification 926 (ASC 926) addressess topics related to the film entertainment industry. As modern films today can cost and return revenues in the millions of dollars, each one needs to be accounted for with care. Further, as there are a multitude of ways films are distributed today, different rules may apply as to when revenue may be recognized for each.

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

At this time, no final films have been produced by the Company.  Once production has been completed the Company will recognize all film related revenue separate from consulting revenue and in accordance with ASC 926.
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

Results of Operations

The following tables provide a summary of the results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 as well as the results of discontinued operations.
The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 1.0 Comparison of our Statement of Operations for the Nine Months Ended September 30, 2014 and 2013 (unaudited)

	For the Nine Months Ended September 30,
	2014	2013	% Change
Revenue	$1,306,480	$-	100%
General and Administrative Expense-Related Party	156,048	$-	100%
General and Administrative	111,721	24,089	361%
Total General and Administrative Expenses	267,769	24,089	100%
Income (Loss) from Operations	1,038,711	$(24,089)	(4412%)
Interest Income	2,630	$-	100%
Tax provision	(391,400)	$-	(100%)
Net Income (Loss)	$649,941	$(24,089)	(2798%)

Revenue
For the nine month period ended September 30, 2014, total consulting revenue was $1,306,480 resulting from the contract we entered into on January 3, 2014 with Zhong Mei Yin Shi for the joint movie projects in both China and the United States as compared to $0 for the nine month period ended September 30, 2013. The original contract was for $1,000,000 however the project went over the forecasted budget amount and Zhong Mei Yin Shi agreed to fund the overage on the project verbally while negotiating a new amount. Currently the Company is in negotiations with Zhong Mei Yin Shi to continue funding the project. The additional amounts were received throught the same consulting revenue funding and recognition process as the original contracted amount, and no new payments have been received to date.

Operating Expenses

General and Adminstrative Related Party
During the nine month period ended September 30, 2014 operating expenses were $156,048 compared to $0 during the nine month period ended September 30, 2013.  The additional expenses are due to our management agreement with AF Ocean Investment Management Company (Shanghai Ltd.) that we entered into on December 23, 2013. We pay AF Ocean Investment Management Company (Shanghai Ltd.) a management fee of ten percent (10%) of all deposits for the collection and maintenance of the funds received in the People's Republic of China on our behalf. We have contractual obligations with AF Ocean, of which a portion of the $6,350 monthly fee goes towards AF Ocean's rent expense.

General and Administrative
During the nine month period ended September 30, 2014, as compared to 2013 total operating expenses were $267,769 and $24,089, respectively which consist of the income tax provision and the Related Party monthly management fee. As well as the additional expenses due to the cash value of the common stock issued as management incentive compensation in the amount of $60,000 and the increase in travel expenses to Hengdian, China and Hollywood, California

Tax Provision
We have recorded an estimated tax provision for the year ending December 2014 of $391,400 compared to $0 for the nine month period ended September 30, 2013.Net Income (Loss).

During the nine month period ended September 30, 2014, we had net income of $649,941, compared to a loss of ($24,089) during the nine month period ended September 30, 2013, due to the factors discussed above.

Table 2.0 Comparison of our Statement of Operations for the Three Months Ended September 30, 2014 and 2013 (unaudited)

	Three Months Ended September 30,
	2014	2013	% Change
Revenue	$323,150	$-	100%
General and Administrative – Related Party	51,365	-	100%
General and Administrative Expense	61,583	8,588	617%
Total General and Administrative Expenses	112,948	(8,588)	100%
Interest Income	1,664	-	100%
Income (Loss) from Operations	$211,866	$(8,588)	(2567%)

Income Tax Expense	(178,600)	-	(100%)
Net Income (Loss)	$33,266	$(8,588)	(487)%

Revenue
For the three month period ended September 30, 2014 total revenue was $323,150, as compared to $0 for the three month period ended September 30, 2013 due to the discontinued operations of Court Document Services, Inc. The Company did not enter into its first contract until January 3, 2014.

Operating Expenses

General and Administrative Related Party
During the three month period ended September 30, 2014, as compared to 2013 operating expenses were $51,365 and $0, respectively which consist of the Related Party monthly management fee payable to AF Ocean in the amount of $6,350 and the 10% fee on all revenue deposited into the Shanghai account.

General and Administrative
During the three month period ended September 30, 2014, as compared to 2013 total operating expenses were $112,948 and $8,588, respectively which consist of the income tax provision and the Related Party monthly management fee.

Income Tax Expense
The Company recorded $178,600 as an additional income tax liability for the three month period ended September 30, 2014 which brings the total estimated tax provision for the year ending December 2014 to $391,400 compared to $0 for the nine month period ended September 30, 2013.

Net Income (Loss)
As a result of the factors described above, we had net income of $33,266 and ($8,588) for the three month period ended September 30, 2014, and 2013, respectively.

Liquidity and Capital Resources

General

As of the nine month period ended September 30, 2014 we had cash and cash equivalents of $1,501,452 which was an increase of $1,215,069 from the nine month period ended September 30, 2013.  We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, and improvements through the next 12 months.

Operating Activities

Our operating activities provided cash of $1,100,301 for the nine month period ended September 30, 2014 as compared to ($23,561) for the nine month period ended September 30, 2013.

Investing Activities

We neither generated nor used funds in continuing investing activities during the nine month period ended September 30, 2014 or 2013.

Financing Activities

Cash used in our financing activities was $24,616 during the nine month period ended September 30, 2014, as compared to $211,000 generated by financing activities during the nine month period ended September 30, 2013.

During the nine month period ended September 30, 2014, we repaid $24,616 due under a shareholder loan. By comparison during the nine month period ended September 30, 2013 we received $199,384 from the sale of shares of our common stock and $11,616 by way of loan from our shareholders.

Inflation

Inflation currently does not materially affect our business or the results of our operations, however inflation in either the current US or Chinese economies could advrsly affect our cash flows and ability to operate.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

PART II – OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three month period ended September 30, 2014, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three month period ended September 30, 2014.

ITEM 3.                            DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended September 30, 2014.

ITEM 4.                            MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.                           OTHER INFORMATION

None.

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
Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the quarter ended September 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: November 13, 2014	/s/ Andy Fan
Andy Z. Fan
Principal Executive Officer