Form 10-K
period 2014-12-31
ChinAmerica Andy Movie Entertainment Media Co.
filed 2015-04-01
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________

Commission File Number 000-54769
ChinAmerica Andy Movie Entertainment Media Co.
(Exact name of registrant as specified in its charter)

Florida	65-1170540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15500 Roosevelt Blvd. Suite 305 Clearwater, FL 33760
(Address of principal executive offices) (Zip code)

(941) 224-6975
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, 7,458,642 shares of its common stock (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. Because there is no "established trading market" for the registrant's common stock, these shares have been arbitrarily valued at par value of $0.01 per share, and the aggregate market value of such shares at such date was $74,586.

As of March 30, 2015, there were 125,628,400 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements are generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Properties" but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•	our ability to raise capital;

•	our ability to execute on our growth strategies;

•	declines in general economic conditions in the markets where we may compete;

•	our anticipated needs for working capital; and

•	significant competition in the markets where we may operate.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I
ITEM 1.                          BUSINESS

Overview

ChinAmerica Andy Movie Entertainment Media Co. ("we," "us," "our" or the "Company") was incorporated under the laws of the State of Florida on September 26, 2002. We are an operating company that focuses its efforts on movie and entertainment projects, including pre-production research and strategizing and training and global market consulting, especially regarding distribution and production in the United States.

Our Business

(1) Principal Products or Services and Their Markets

We are working to produce movies and documentaries that will export the cultural heritage of the People's Republic of China to other countries. Our work has been focused on finding new talent and producing short films. In the last twelve months we have signed up several hundred short film makers in an effort to find those that will be successful. Our efforts have been concentrated on introducing Chinese entertainment companies with American talent and potential partners from Hollywood, California. We are also seeking to provide training and global market consulting, production and post-production activities, and particularly the distribution and promotion movies and documentaries in the United States market. We currently make use of our own website www.came8.com to target individuals interested in our services for the production of movies, animation entertainment and various media production.

Our Board of Directors (the "Board") believes that we can operate as a movie, entertainment and documentary company during the next 12 months increasing revenues of the Company. However, the production of our documentaries or animated films may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production or animated film is largely dependent on factors beyond our control such as the market for our films.

(2) Distribution Methods of our Products or Services

We are working with Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co. (hereinafter referred to as "Zhong Mei"), a Chinese company registered in Beijing, China, to create movie projects in both China and the United States. We have a limited operating history and there is uncertainty whether film revenue will be produced at the conclusion of the partnership. We are currently in discussion with parties to begin pre-production on a project utilizing facilities that are already in production mode.

We are looking to establish a presence in Hengdian, China which is deemed to be the "Hollywood of China," as well as Hollywood, California. Our President, Mr. Andy Z. Fan, is currently working to secure a new location in Building 12, 2/F, Hengdian Industrial Park for movie and TV businesses. He has also been traveling to various areas in China and the United States recruiting for short film contests. The Board believes that we can further our work into bringing these short films to production. Before selections, there is much time and research that goes into the review process for each script.

(3) Status of any Publicly Announced New Product or Service.

On January 3, 2014, we announced that we had finalized the formal agreement with Zhong Mei for joint movie projects in both China and the United States. Zhong Mei agreed to pay a total of $1,000,000 to us under the agreement, however the project went over the budgeted amount and Zhong Mei agreed verbally to fund the overage on the project while negotiating a new amount. As of December 31, 2014, Zhong Mei had paid us a total of $1,306,480.

(4) Competitive Business Conditions

In China there are many companies engaged in the production of film, entertainment, animation and media productions. We have chosen to focus on exporting movies, media and documentaries bringing the Chinese heritage to other markets. We believe that instead of action films which are done throughout the movie industry in China, a market exists abroad for various types of media that will present the deep rich cultural heritage of China and its people. Many of these companies are more established than we are and most will have better funding and management than we do. Our ability to compete in this industry will be limited for a long time. Until we are able to retain a strong management team and have access to funding and adequate production facilities, we do not believe we will be able to compete effectively with our competitors.

(5) Sources and Availability of Raw Materials and Names of Principal Suppliers

We do not use any raw materials nor have any suppliers at this time.

(6) Dependence on One or a Few Major Customers

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

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time, we own the domain name www.came8.com. We have not registered the "ChinAmerica Andy Movie Entertainment Media Co." mark used by our business as a trade name in Florida or any state or the United States Patent and Trademark Office.

(8) Need for Government Approval of Principal Products or Services

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

(9) Effect of Existing or Probable Governmental Regulations on the Business

On December 23, 2013, we entered into a Management Agreement with AF Ocean Investment Management Company (Shanghai Ltd.), a Shanghai, China corporation (the "WFOE"), and wholly foreign-owned entity of AF Ocean Investment Management Company (the "AF Ocean"). We have operations in China and we receive payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, we retained the WFOE to manage the money we receive from our Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the WFOE.

Exchange Act Reporting Requirements

We are subject to the reporting requirements of Section 13 of the Exchange Act, and the disclosure requirements of Regulation S-K. However, as a "smaller reporting company," we are permitted to omit certain disclosures or provide less disclosure regarding certain information required to be disclosed under Regulation S-K as compared to companies that are not a "smaller reporting company."

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our shareholders at a special or annual meeting or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least ten days prior to the date that definitive copies of this information are forwarded to our shareholders.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be significantly higher than they would be if we were a privately-held company.

Sarbanes-Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; management assessment of our internal controls; auditor attestation to management's conclusions about internal controls (this is not applicable to "non-accelerated filers" and "smaller reporting companies"); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act will substantially increase our legal and accounting costs.

Foreign Corrupt Practices Act

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

State and Local Regulations

There's no state or local regulations that require us to obtain a special business license for our business, however the City of Clearwater requires us to maintain a yearly business license and the State of Florida requires us to file an Annual Report. We are not required as a company to maintain Worker's Compensation Insurance and pay into the Florida Unemployment Compensation Fund since we have no employees. When we retain new officers and begin to pay salaries we will then have to apply for Workers Compensation Insurance and pay into the Florida Unemployment Compensation Fund.

(10) Amount Spent on Research and Development During Each of the Last Two Fiscal Years

The cost of our research and development is limited and we do not feel the cost of developing additional services will have any significant impact on our profitability.

In addition to researching new business services to offer our potential clients, we are continually researching small changes to our business model.  This would include pursuing clients internationally as well contracting our services to our larger competitors.

(11) Cost and Effects of Compliance with Environmental Laws

We have not incurred costs or encountered adverse effects of a material nature in connection with compliance to all applicable federal, state and local environmental laws.

            (12) Number of Total Employees and Number of Full Time Employees

We have no employees. We engaged AF Ocean, effective June 1, 2014, to provide us management and accounting related services, including, without limitation, preparing periodic and other reports required to be filed under the Exchange Act, preparing financial reports, bookkeeping, managing our website, processing payables to us and providing us with our current office space. The agreement with AF Ocean is for an initial term of one year, and automatically renews for another year unless we provide written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. We pay AF Ocean a management fee of $6,350 per month.

ITEM 1A.                          RISK FACTORS

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to the requirements under Form 10-K.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

On July 17, 2014, we moved our corporate office from Sarasota, Florida to 1,616 sq. ft. of office space located at 15500 Roosevelt Boulevard, Suite 305, Clearwater, Florida 33760 ("Suite 305"). AF Ocean entered into a lease with AA Shuluga Rental for Suite 305, and we share Suite 305 with AF Ocean and Sichuan Leaders Petrochemical Company ("Sichuan"). AF Ocean's lease for Suite 305 is for a term of one year commencing July 1, 2014, and the monthly rent is $2,020. We did not enter into a sub-lease with AF Ocean for use of Suite 305. Instead, our use of Suite 305 is included as part of the services provided by AF Ocean. We consider our current office space arrangement adequate and will reassess our needs based upon our future growth.

ITEM 3.                          LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.                          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB marketplace under the symbol "CAME." Prior to January 6, 2014, there were no bid quotes for our common stock on the OTCQB. Since then, there have been few trades and there currently is no "established trading market" for our shares of common stock. No assurance can be given that any established trading market for our common stock will develop or be maintained.

The limited nature of the trading market can create the potential for significant changes in the trading price for our common stock as a result of relatively minor changes in the supply and demand for shares and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the below periods were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for our common stock.

The following table sets forth the high and low bid prices of our common stock for the periods noted. These bid prices were obtained from OTC Markets Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$2.00	$0.30
Second Quarter	$1.10	$0.30
Third Quarter	$1.00	$1.00
Fourth Quarter	$1.15	$1.00

The SEC generally defines what is referred to as "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our common stock is a penny stock and as such is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

Holders

As of the close of business on March 30, 2015, there were approximately 344 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock during our two most recent fiscal years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of the Board. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On November 24, 2014, we issued 100,000 shares of common stock to Yanqiu Chen, a shareholder and resident of China, as share based promotional compensation. The offering and issuance of these shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of the shares, all within the meaning of Rule 902 of Regulation S. Furthermore, the recipient of the shares is not a United States citizen; nor did he acquire the Promotional Shares for the account or benefit of a United States citizen. The shares are restricted pursuant to Rule 144 under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month within the fourth quarter of our fiscal year ended December 31, 2014.

ITEM 6.                          SELECTED FINANCIAL DATA

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this annual report.

Overview and Going Concern

We provide consulting services on movie and entertainment projects, including pre-production research and strategy, introducing Chinese entertainment companies with American talent and potential partners from Hollywood, California, training and global market consulting, especially regarding distribution and production in the United States. Working with Zhong Mei, our focus is to create movie projects in both China and the United States. Revenue in the last twelve months has been related to consulting for future film production and current works in progress. Recently, our work has been focused on finding new talent and producing short films. In the last twelve months, we have signed up several hundred short film makers in an effort to find those that will be successful.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014, current assets exceeded current liabilities by $990,292. Total assets increased from $286,383 at December 31, 2013 to $1,332,397 at December 31, 2014, and total liabilities increased from $45,874 at December 31, 2013 to $342,105 at December 31, 2014.

In January 2014, we finalized our agreement with Zhong Mei and received an initial payment under the agreement of $330,600. We had total revenue of $1,306,480 and a net income of $743,803 for the fiscal year ended December 31, 2014 as compared to revenue of $0 and a net loss of ($49,516) for the fiscal year ended December 31, 2013. These factors no longer raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The Board believes that we can operate as a movie, entertainment, media and documentary production company during the next twelve months to increase our revenues. However, the production of a movie, documentary or animated film may take years to complete and future cash flows, if any, are impossible to predict at this time.

Results of Operations

The following table provides a comparison of a summary of our results for the fiscal years ended December 31, 2014 and 2013.

	Fiscal Years Ended December 31,
	2014	2013	% Change
Revenue:	$1,306,480	$-	100%
General and administrative expenses - related party	$175,098	$-	100%
General and administrative expenses	51,128	49,534	3%
Total general and administrative expenses	226,226	49,534	357%
Income (loss) from operations	$1,080,254	$(49,534)	2281%
Other income (expense):
Income tax expense	$(339,438)	$-	-100%
Interest income	$2,985	$18	16,483%
Total other income (expense), net	$(336,452)	$18	-1,869,283%
Net income (loss)	$743,802	$(49,516)	1603%
Foreign currency gain	$(15,919)	$-	-100%
Comprehensive income	$727,883	$-	100%
Income (loss) per share: basic and diluted	$0.01	$(0.00)

Income from Operations. For the fiscal year ended December 31, 2014, total revenue was $1,306,480 as compared to $0 for the fiscal year ended December 31, 2013. Net income from operations was $1,080,254 for the fiscal year ended December 31, 2014 as compared to ($49,534) for the fiscal year ended December 31, 2013. The increase in revenue is attributable to the agreement we entered into on January 3, 2014 with Zhong Mei regarding joint movie projects in both China and the United States. The agreement was for $1,000,000, however the project went over the budgeted amount and Zhong Mei agreed verbally to fund the overage on the project while negotiating a new amount. We are currently in negotiations with Zhong Mei to continue funding the project. The additional amounts were received through the same consulting revenue funding and recognition process as the original contracted amount.

General and Administrative Expenses - Related Party. General and administrative related party expenses increased by $175,098 to $175,098 for the fiscal year ended December 31, 2014 as compared to $0 for the fiscal year ended December 31, 2013. The increase in expenses is attributable to our management agreement with the WFOE that we entered into on December 23, 2013. We pay the WFOE a management fee of ten percent (10%) of all deposits for the collection and maintenance of the funds received in China on our behalf. We also have a management services agreement with AF Ocean, effective June 1, 2014, pursuant to which we pay AF Ocean a monthly fee of $6,350.

Total General and Administrative. During the fiscal year ended December 31, 2014, total general and administrative expenses were $226,226 as compared to $49,534 for the fiscal year ended December 31, 2013. The increase in expenses is attributable to our management agreement with the WFOE and the management services agreement with AF Ocean. Our general and administrative expenses incurred increased by $1,594 to $51,128 for the fiscal year ended December 31, 2014 as compared to $49,534 for the fiscal year ended December 31, 2013.

Net Income (Loss). As a result of the increase in revenue discussed above, our net income increased by $793,318 to $743,802 for the fiscal year ended December 31, 2014 as compared to ($49,516) for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources

General. As of December 31, 2014, we had cash and cash equivalents of $167,717 as compared to total cash and cash equivalents of $286,383 as of December 31, 2013.  We have met our cash needs through the agreement with Zhong Mei. Our cash requirements are generally for professional services and general and administrative activities.

Operating Activities. Our operating activities provided cash of $246,069 for the fiscal year ended December 31, 2014 as compared to ($28,258) for the fiscal year ended December 31, 2013.

Investing Activities. Our investing activities provided cash of $0 for the fiscal year ended December 31, 2014 as compared to $0 for the fiscal year ended December 31, 2013.

Financing Activities. Our financing activities used cash of ($348,816) for the fiscal year ended December 31, 2014 as compared to cash provided of $311,000 for the fiscal year ended December 31, 2013.

Cash Flow. The following table provides a summary of our cash flows for the fiscal years ended December 31, 2014 and 2013.

	Fiscal Years Ended December 31, 2014 and 2013

	2014	2013
Cash provided by (used in) operating activities	$246,069	$(28,258)
Cash used in investing activities	-	-
Cash provided by financing activities	(348,816)	311,000
Foreign currency translation	(15,919)	-
Net increase (decrease) in cash	$(118,666)	$282,742

Income Taxes

As of the twelve month period ended December 31, 2014 the total estimated income tax expense is $339,438. At the end of each fiscal quarter we evaluate the income tax liability under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Impairment of Long-lived Assets

We do not have any long-lived assets.

Revenue Recognition

Revenue from consulting services is recognized according to the terms of the consulting agreements. Generally, consulting services revenue will be recognized over the term of the agreement. Occasionally, deposits or prepayments may result in deferred income which will be recognized into income as the services are performed.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles of the United States ("GAAP"). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We use historical data to assist in the forecast of our future results. Deviations from our projections are addressed when our financials are reviewed on a monthly basis. This allows us to be proactive in our approach to managing our business. It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management. The year-end consistency of our results has shown that our prior year's historical data is the best projector of our future results.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our financial statements.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of and for the fiscal years ended December 31, 2014 and 2013 are included beginning immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

ITEM 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

On January 14, 2015, the Board approved the dismissal of Cutler & Co., LLC ("Cutler") as our independent registered public accounting firm and re-engagement of our previously engaged independent registered public accounting firm, DKM Certified Public Accountants ("DKM"). The dismissal of Cutler was not due to any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its review of the financial statements included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2014. For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on January 16, 2015.

On October 2, 2014, the Board approved the dismissal of DKM as our independent registered public accounting firm and engagement of Cutler as our new independent registered public accounting firm. The dismissal of DKM was not due to any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports. For more information regarding our change in accountants, see our Current Report on Form 8-K dated October 2, 2014 and filed with the SEC on October 8, 2014.

ITEM 9A.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the Board regarding the preparation and fair presentation of our published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; and (ii) a lack of segregation of duties within accounting functions. Based on this evaluation, our management concluded that as of December 31, 2014, we did not maintain effective internal control over financial reporting.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2014 but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and age of our sole director and executive officer. Our By-Laws provide for not less than one and not more than fifteen directors. Directors are elected annually by the shareholders to serve until the next annual meeting of the shareholders and until their successors are duly elected and qualified.

Name	Age	Position

Andy Z. Fan	50	Chairman of the Board, President, Treasurer, Chief Executive Officer, Chief Financial Officer

Background and of Directors and Executive Officers

Andy Z. Fan was appointed as Chairman of the Board, Chief Executive Officer and President on October 11, 2012, and Chief Financial Officer and Treasurer on December 5, 2013. Mr. Fan is a prominent Chinese-American businessman with outstanding connections within the Chinese government, long standing relationships with the Chinese media and a strong following in China where he has appeared in various forms of media. He once served as the interpreter for China's Head of State - Prime Minister Li Peng in 1987, was awarded a full scholarship thereafter for graduate study in the U.S., where he was introduced to former U.S. President William Clinton by the University President and subsequently served as former President Clinton's Chinese interpreter.

Mr. Fan has written 15 books since 2004, including one describing his experience serving as President Clinton's Chinese interpreter titled "Clinton and My Life," which became the No. 1 best seller in China in June 2011. His 15 books are popular in China and have made him a well-respected and sought-after public speaker, as well as a frequent guest on Chinese television programs. He has also been featured in numerous Chinese magazines, including "Chinese Business Leader," "China Celebrity," "China Private Capital," "World Chinese Businessman," "Discovery," "Commerce" and "The View," among others. Due to his achievements and notoriety in China, he has been invited as the guest of honor and/or speaker by many prominent organizations, such as being invited to the Nobel Laureates Beijing Forum and Forbes China City Investment Forum in 2006. In 2009, in celebration of the 60th anniversary of the founding of the People's Republic of China, Mr. Fan was chosen to be one of "China's 60 Role Models in 60 Years," and his portrait was printed on a Chinese Postage Stamp that same year.

Other Directorships Held in Companies Subject to the Exchange Act Reporting Requirements

Mr. Fan is currently the sole director and executive officer of Sichuan. Its common stock is quoted on the OTCQB marketplace under the symbol "SLPC."

Mr. Fan is currently the sole director and executive officer of AF Ocean. Its common stock is quoted on the OTCQB marketplace under the symbol "AFAN."

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to Mr. Fan: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares ("Section 16(a) Reporting Persons") are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Section 16(a) Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2014, other than discussed below, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the fiscal year ended December 31, 2014 were timely filed by Section 16(a) Reporting Persons with the SEC.

Name	Number of late reports	Number of transactions not reported timely
Andy Z. Fan	6	6

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. In addition to the Code of Business Conduct and Ethics, our principal executive officer, principal financial officer and principal accounting officer are also subject to written policies and standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the SEC and in other public communications made by us; compliance with applicable government laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code.

We have posted the text of our Code of Business Conduct and Ethics on our Internet website, www.came8.com. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics, if any, on our above Internet website within four business days following the date of such amendment or waiver.

Corporate Governance

Nominating Committee

We have neither a nominating committee for persons to be proposed as directors for election to the Board nor a formal method or procedures for shareholders to recommend nominees to the Board, because we have limited operations and have only one director. We also do not have any restrictions on shareholder nominations under our articles of incorporation or by-laws. Our sole director, who is also our sole executive officer, the beneficial owner of approximately 93.95% of our issued and outstanding common shares on a fully diluted basis and the holder of a majority of outstanding voting rights, is able to effectively manage the issues typically considered by a nominating committee. If we do establish a nominating committee or adopt procedures by which shareholders may recommend nominees to the Board, we will disclose this change to our procedures in recommending nominees to the Board.

Audit Committee and Audit Committee Financial Expert

We have not established an audit committee, nor any other designated committee of the Board, because we have limited operations and have only one director. Our sole director, Andy Z. Fan, functions as and performs the duties and responsibilities typically carried out separately by an audit committee: such as recommending a firm of independent certified public accountants to audit the financial statements, reviewing the auditors' independence, the financial statements and their audit report, and reviewing management's administration of the system of internal accounting controls. We do not have a written audit committee charter or similar document.

We do not have an "audit committee financial expert." We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our current status as a shell company, we believe the services of a financial expert are not warranted.

ITEM 11.                          EXECUTIVE COMPENSATION

Executive Officer Compensation

During the fiscal years ended December 31, 2014 and 2013, we did not pay any compensation (cash, equity, incentive, deferred or otherwise) to our executive officers or enter into any verbal or written agreement to pay such compensation. Cash compensation amounts will be determined in the future based on the availability of funds, services to be rendered and time devoted to our business. Other elements of compensation, if any, will be determined at that time or at other times in the future.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2014, although we may choose to adopt a plan for equity awards in the future.

Director Compensation

We do not currently have an established policy to provide any type of compensation (cash, equity, incentive, deferred or otherwise) to our sole director for his services in that capacity during the fiscal year ended December 31, 2014, although we may choose to adopt a policy in the future.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of March 30, 2015 by: (1) each director; (2) each named executive officer; (3) all of our director and executive officers as a group, and (4) each shareholder identified as beneficially owning greater than 5% of our outstanding shares of common stock. Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power. To our knowledge, none of the shares reported below are pledged as security.

The percentage of outstanding common shares has been calculated based upon 125,628,400 shares of common stock outstanding on March 30, 2015. There are no stock options, warrants and/or other convertible or exercisable securities outstanding as of March 30, 2015.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Andy Z. Fan 15500 Roosevelt Blvd., Ste 305 Clearwater, FL 33760	118,029,758	93.95%

All directors and executive officers as a group (1 person)	118,029,758	93.95%

ITEM 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE

Transactions with Related Persons

Except as described below, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the last two fiscal years in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Effective June 1, 2014, we entered into a Management Services Agreement with AF Ocean to provide management and accounting related services, including, without limitation, preparing periodic and other reports required to be filed under the Exchange Act, preparing financial reports, bookkeeping, managing our website, processing payables and providing us office space. The agreement with AF Ocean is for an initial term of one year, and automatically renews for another year unless we provide written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. We pay a management fee of $6,350 per month. Our sole officer and director, Andy Z. Fan, is the sole officer, director and majority shareholder of AF Ocean and Sichuan.

On December 23, 2013, we entered into a Management Agreement with the WFOE to receive and manage our deposits for our China operations. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, we retained the WFOE to manage the money we receive from our Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the WFOE. As of December 31, 2014, payments totaling $130,648 (USD) have been made for this management service, and the current balance in the account held by the WFOE is $837,296. The WFOE is a wholly foreign-owned subsidiary of AF Ocean.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which requires that a majority of the Board be independent. With just a sole director, he functions as and performs the duties and responsibilities typically carried out separately by committees. We evaluated independence pursuant to the standards for director independence set forth in Nasdaq Listing Rule 5605. Andy Z. Fan is not considered independent under Nasdaq Listing Rule 5605(a)(2) because he is an "executive officer" of the Company as such term is defined in Nasdaq Listing Rule 5605(a)(1).

ITEM 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2014	$11,250	$0	$1,080	$0	$12,330
2013	$12,360	$0	$150	$0	$12,510

Audit Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our  financial statements and are not reported under the previous item, Audit Fees.

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. The fees in fiscal year 2014 are for preparing our 2013 tax return and an extension on the filing date for the tax return. The fees in fiscal year 2013 are for preparing our 2012 tax return and an extension on the filing date for the tax return.

All Other Fees: The aggregate fees billed in each of the last two fiscal for products and services provided by the principal accountant other than those disclosed above.

Audit Committee Pre-Approval Policies and Procedures

We do not currently have an audit committee because we have only one director who is also our sole executive officer. However, the engagement of DKM as our independent registered public accounting firm for the audit of our annual financial statements for fiscal years ended December 31, 2014 and 2013 and to review our financial statements included in our quarterly report on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 was pre-approved by our sole director in order to assure that the services performed by DKM do not impair their independence from us. We paid DKM in cash for their services and therefore they have no direct or indirect interest in us.

Our sole director also pre-approved the engagement of Cutler & Co., LLC as our independent registered public accounting firm to review our  financial statements included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2014 in order to assure that the services performed by Cutler do not impair their independence from us. We paid Cutler in cash for their services and therefore they have no direct or indirect interest in us.

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)            Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at December 31, 2014 and 2013
•	Statements of Operations and Comprehensive Income for the years ended December 31, 2014 and 2013
•	Statements of Stockholders' Equity for the years ended December 31, 2014 and 2013
•	Statements of Cash Flows for the years ended December 31, 2014 and 2013
•	Notes to Financial Statements

(2)            Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required  information is included in the financial statements or notes thereto.

(3)            Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	Articles of Amendment to Articles of Incorporation ***

3.4	Bylaws *

10.1	Management Agreement between AF Ocean Investment Management Company (Shanghai Ltd.) and ChinAmerica Andy Movie Entertainment Media Co., effective December 23, 2013 ***

10.2	Management Services Agreement between AF Ocean Investment Management Company and ChinAmerica Andy Movie Entertainment Media Co., effective as of June 1, 2014 ***

14	Code of Business Conduct and Ethics *

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101
Financial statements of ChinAmerica Andy Movie Entertainment Media Co. for the fiscal year ended December 31, 2014, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Operations and Comprehensive Income; (iii) the Statement of Changes in Stockholders' Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

_________________________
*            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.'s Registration  Statement on Form S-1 filed with the SEC on May 9, 2012.

**            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.'s Current Report  on Form 8-K filed with the SEC on October 4, 2012.

***            Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
Dated: March 31, 2015	By:	/s/ Andy Z. Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	By:	/s/ Andy Z. Fan
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board

2451 N. McMullen Booth Road Suite 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ChinAmerica Andy Movie Entertainment Media Co.
We have audited the accompanying balance sheets of ChinAmerica Andy Movie Entertainment Media Co. as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChinAmerica Andy Movie Entertainment Media Co. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
March 31, 2015

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
 BALANCE SHEETS
At December 31, 2014 and 2013
(All amounts shown in U.S. Dollars)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$167,717	$286,383
Escrow funds held by related party	837,296	-
Prepaid expenses	1,784	-
Loan to shareholder	325,600	-
Total current assets	1,332,397	286,383

Total Assets	$1,332,397	$286,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	-	758
Accrued income tax	339,438	-
Accrued expenses	2,667	-
Related party loans	-	20,500
Loan from shareholder	-	24,616
Total current liabilities	342,105	45,874
Total Liabilities	$342,105	$45,874

Stockholders' equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 125,628,400 and 123,438,400 shares issued and outstanding	1,256,284	1,234,384
Additional paid-in capital	(924,900)	(924,900)
Other comprehensive income	(15,919)	-
Accumulated deficit	674,827	(68,975)
Total stockholders' equity	990,292	240,509

Total liabilities and stockholders' equity	$1,332,397	$286,383

The accompanying notes are an integral part of these statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
 STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2014 and 2013
(All amounts shown in U.S. Dollars)

	2014	2013
Revenue	$1,306,480	$-

Expenses
General and administrative – related party	175,098	-
General and administrative	51,128	29,034
Referral fee	-	20,500
Total operating expenses	226,226	49,534

Operating (Loss) Income	1,080,254	(49,534)

Other income (expense)
Provision for taxes	(339,438)	-
Interest income	2,985	18
Total other income (expense), net	(336,452)	18

Net (Loss) Income	743,802	(49,516)
Foreign currency translation	(15,919)	-
Comprehensive Income	727,883	(49,516)

Earnings (loss) per share - basic and dilutive	$0.01	$(0.00)
Weighted average shares	125,245,934	15,384,627

The accompanying notes are an integral part of these statements.

CHINAMERICAN ANDY MOVIE ENTERTAINMENT MEDIA CO.
 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(All amounts shown in U.S. Dollars)

		Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders Earnings
Balance, December 31, 2012, (as restated)	3,500,000	$35,000	$(24,900)	$(19,459)	$-	$(9,359)
Sale of stock	119,938,400	1,199,384	(900,000)	-	-	299,384
Net income (loss)	-	-	-	(49,516)	-	(49,516)
Balance, December 31, 2013	123,438,400	1,234,384	(924,900)	(68,975)	-	240,509
Stock for services	50,000	500	-	-	-	500
Stock for services	2,000,000	20,000	-	-	-	20,000
Stock for services	40,000	400	-	-	-	400
Stock for services	100,000	1,000	-	-	-	1,000
Other Comprehensive Income - Foreign currency	-	-	-	-	(15,919)	15,919
Net income (loss)	-	-	-	743,802	-	743,802
Balance, December 31, 2014	125,628,400	$1,256,284	$(924,900)	$674,827	$(15,919)	$990,292

The accompanying notes are an integral part of these statements.

CHINAMERICAN ANDY MOVIE ENTERTAINMENT MEDIA CO.
 STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013
(All amounts shown in U.S. Dollars)

	2014	2013
Cash flows from operating activities
Net income (loss)	$743,802	$(49,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Funds held in escrow by related party	(837,296)	-
Accounts payable and accrued expenses	1,909	758
Related party payables	-	20,500
Income tax liability	339,438	-
Prepaid expenses	(1,784)	-
Total adjustments	(497,733)	-
Net cash (used in) provided by operating activities	$246,069	$(28,258)

Cash flows from investing activities
Net cash (used in) provided by investing activities

Cash flows from financing activities
(Repayments to) advances from related parties	(24,616)	-
New shareholder loan	(325,600)	-
Related party payable	-	11,616
Issuance of common stock	1,400	299,384
Net cash (used in) provided by financing activities	(348,816)	311,000

Foreign currency translation	(15,919)	-

Net increase (decrease) in cash	(118,666)	282,742

Cash at beginning of year	286,383	3,641

Cash at end of year	$167,717	$286,383

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Loans from shareholder converted into common stock	$20,500	$149,384

The accompanying notes are an integral part of these statements.

CHINAMERICAN ANDY MOVIE ENTERTAINMENT MEDIA CO.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

NOTE 1.                          NATURE OF BUSINESS

Organization.  ChinAmerica Andy Movie Entertainment Media Co. (the "Company," "us," "our," "we") was incorporated under the laws of the State of Florida on September 26, 2002. The Company's headquarters are located in Clearwater, Florida.

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.  The accompanying financial statements of the Company at December 31, 2014 and 2013 for the years ended December 31, 2014 and 2013, respectively, are audited.
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
Cash and Cash Equivalents.  The majority of cash is maintained with a major financial institution in Shanghai, China held on our behalf by AF Ocean Investment Management Company (Shanghai Ltd.) ("AF Ocean Shanghai"). There are also funds held in the United States.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is stated in USD unless otherwise stated.
Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation for currency transferred to the Company for consulting services from an account held by AF Ocean Shanghai in China, by using the current day exchange rate from CNY to USD conversion. The accumulated exchange rate for the twelve month period ended December 31, 2014 was a net loss of $15,919. The effect of the foreign currency translation is recorded in comprehensive income. The relative value of the Chinese CNY to the United States USD remained relatively constant during the year ended 2014 ranging from .1652 to .1611 CNY to the USD.
Intangible Assets.  As of December 31, 2014, the company does not have any intangible assets.
Impairment of Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.
Revenue Recognition.  Revenue from consulting services is recognized according to the terms of the consulting agreements.  Generally, consulting services revenue will be recognized over the term of the agreement.  At times deposits or prepayments may result in deferred income which will be recognized into income as the services are performed.
Share-based Compensation.  The Company may issue stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.
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

The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty's performance is complete. There was no share-based compensation paid in the year ended December 31, 2013.
Advertising.  Our advertising expenses are recognized as incurred.
Income Taxes.  The Company accounts for income taxes pursuant to the provisions of ASC 740-10, "Accounting for Income Taxes," which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.
Earnings per Share.  In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus the effect of the dilutive potential common shares outstanding during the period using the treasury stock method.
Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share in 2013.  There are no stock options, stock equivalents and warrants outstanding as of December 31, 2014.
Segment Information.  In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments which meet the quantitative thresholds delineated. The Company has one reporting segment that does not meet any of the quantitative thresholds to require separate reporting. However, see Note 9 for limited disclosure.
Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented.

NOTE 3.                          GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014, current assets exceeded current liabilities by $990,292. Total assets increased from $286,383 at December 31, 2013 to $1,332,397 at December 31, 2014, and total liabilities increased from $45,874 at December 31, 2013 to $342,105 at December 31, 2014.
We had revenue that resulted from the agreement we entered into on January 3, 2014 with Zhong Mei Yin Shi for the joint movie projects totaling $1,306,480 and net income of $743,802 for the fiscal year ended December 31, 2014 as compared to revenue of $0 and a net loss of ($49,516) for the fiscal year ended December 31, 2013. Our Board of Directors believes that we can continue to operate as a movie, entertainment and documentary company during the next 12 months increasing revenues of the Company.  However, the production may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production film is largely dependent on factors beyond our control such as the market for our films and the number of qualified short films that we bring in.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                          RELATED PARTY TRANSACTIONS

On December 23, 2013, we entered into a management agreement with AF Ocean Shanghai for the collection and maintenance of all funds received in China on our behalf. All deposits received in China incur a management fee of ten percent (10%) and are due to AF Ocean Shanghai. As of December 31, 2014, payments totaling $130,648 have been paid for this management service. As of December 31, 2014, the current balance in China managed by AF Ocean Shanghai is $837,296.

Commencing on June 1, 2014, we entered into a one year agreement with AF Ocean Investment Management Company (the "Service Provider") to provide management services. We pay the Service Provider $6,350 per month for management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. During the twelve month period ended December 31, 2014, we paid a total of $44,450 to the Service Provider under this management services agreement.

During the twelve month period ended December 31, 2014 related party payables in the amount of $20,500 were settled through the issuance of 2,050,000 shares of our common stock.

During the twelve month period ended December 31, 2014, a loan to shareholder was repaid in full in the amount of $24,616.

During the last fiscal quarter ended December 31, 2014 a new loan in the amount of $325,600 USD was paid out to majority shareholder Andy Fan from the escrow funds held in Shanghai, China. As of February 25, 2015 the entire loan has been paid back in full.

NOTE 5.                          INCOME TAX

We are subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2014, we are no longer subject to U.S. federal and state examinations by tax authorities for years prior to 2009. Furthermore, as of December 31, 2014, years 2009 through 2011 may be subject to additional examination by U.S. federal and state tax authorities if a substantial error is identified. However, they will not go back more than the last six years.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	For the Years Ended December 31,
	2014	2013
Tax Expense (benefit) at the Statutory Rate	$(365,038)	(16,800)
State Income Taxes, net of Federal Income Tax Benefit	-	(1,600)
Change in valuation allowance	(25,600)	18,400
Total	$339,438	-

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

A valuation allowance has been applied due to the uncertainty of realization.

As of December 31, 2014 and December 31, 2013, the Company has a net operating income from operations. The carry forwards expire through the year 2023. The Company's net operating income carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company's net deferred tax asset as of December 31, 2014 and December 31, 2013 is as follows:

Summary of Net Deferred Tax Asset

	For the Years Ended December 31,
	2014	2013
Deferred tax assets	$-	$25,600
Valuation allowance	-	(25,600)
Net deferred tax asset	$-	$-

NOTE 6.                          STOCKHOLDERS' EQUITY

Common Stock
During the twelve month period end December 31, 2014, the Company issued 50,000 shares of common stock to a previous employee of the company at par value of $0.01 per share in lieu of cash compensation for services rendered and 2,000,000 shares of Company stock to the Chief Executive Officer in lieu of cash compensation for services rendered at par value of $0.01 per share. Both of these issuances were accrued, prior to any generation of revenue or signed agreements indicating future profitability.

On August 4, 2014, a total of 40,000 shares were issued as management incentive compensation at par value of $0.01 per share in lieu of cash compensation for services rendered, 10,000 shares to Mr. Wang, and 30,000 shares to Mr. Zhou. The total expense associated with these shares was $400 and recorded as an expense on the Statement of Operations.

On November 24, 2014, 100,000 shares were issued to Mr. Chen as promotional compensation at par value of $0.01 per share.

As of December 31, 2014, there were 125,628,400 shares issued and outstanding.

Stock issuance during the twelve month period ended December 31, 2014, were as follows:

Dates shares issued	Shares Issued To/For	Amount/Stock Value (USD)	Shares Issued	Price Per Share
1/7/14	Catherine Bradaick – previous employee	500	50,000	$0.01
2/19/14	Andy Fan - officer	20,000	2,000,000	$0.01
8/4/14	Mr. Wang	100	10,000	$0.01
8/4/14	Mr. Zhou - shareholder	300	30,000	$0.01
11/24/14	Mr Chen - shareholder	1,000	100,000	$0.01
Total		$21,900	2,190,000

The Company has no options or warrants issued or outstanding.

NOTE 7.                          COMMITMENTS AND CONTINGENCIES

On December 23, 2013, we entered into a management agreement with AF Ocean Shanghai for the collection and maintenance of all funds received in China on our behalf. All deposits received in China incur a management fee of ten percent (10%) and are due to AF Ocean Shanghai. As of December 31, 2014, payments totaling $130,648 have been paid for this management service. As of December 31, 2014, the current balance in China managed by AF Ocean Shanghai is $837,296.

Commencing on June 1, 2014, we entered into a one year agreement with the Service Provider to provide management services. We pay the Service Provider $6,350 per month for management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. During the twelve month period ended December 31, 2014, we paid a total of $44,450 to the Service Provider under this management services agreement.

NOTE 8.                          SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 30, 2015, the date the financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

As of February 25, 2015 the loan issued to Andy Fan out of the escrow account held in Shanghai during the last fiscal quarter ended December 31, 2014 has been paid in full. The payments were made into the US bank account.