Form 10-Q
period 2015-03-31
ChinAmerica Andy Movie Entertainment Media Co.
filed 2015-05-11
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________

Commission File Number 000-54769

中 美 安 迪 影 视 文 化 传 媒 公 司

中美影视

ANDY

ChinAmerica Andy Movie Entertainment Media Co.

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

As of May 5, 2015 there were 125,628,400 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

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

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•	our ability to raise capital;

•	our ability to execute on our growth strategies;

•	our ability to find manufacturing partners on favorable terms;

•	declines in general economic conditions in the markets where we may compete;

•	our anticipated needs for working capital; and

•	significant competition in the markets where we may operate.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS
CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
BALANCE SHEETS

(All amounts shown in U.S. Dollars)	March 31, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$541,449	$167,717
Escrow funds held by related party	464,073	837,296
Prepaid expenses	596	1,784
Loan to shareholder	299,000	325,600
Total current assets	1,305,118	1,332,397

Total Assets	$1,305,118	$1,332,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,919	$-
Accrued income tax	329,261	339,438
Accrued expenses	2,667	2,667
Total current liabilities	334,847	342,105
Total Liabilities	$334,847	$342,105

Stockholders' equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 125,628,400 and 125,628,400 shares issued and outstanding	1,256,284	1,256,284
Additional paid-in capital	(924,900)	(924,900)
Accumulated other comprehensive income	(18,834)	(15,919)
Accumulated deficit	657,721	674,827
Total stockholders' equity	970,271	990,292

Total liabilities and stockholders' equity	$1,305,118	$1,332,397

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(All amounts shown in U.S. Dollars)	Three months ended March 31, (unaudited)
	2015	2014
Revenue	$-	$822,500

Expenses
General and administrative – related party	19,050	82,250
General and administrative	11,326	6,427
Total operating expenses	30,376	88,677

Operating (Loss) Income	(30,376)	733,823

Other income (expense)
Income tax adjustment	10,177	(273,800)
Interest income	3,093	229
Total other income (expense), net	13,270	(273,571)

Net (Loss) Income	(17,106)	460,252

Foreign currency translation	(2,915)	(16,379)
Comprehensive Income	(20,021)	443,873

Earnings (loss) per share - basic and dilutive	$(0.00)	$0.00
Weighted average shares	125,628,400	124,396,178

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF CASH FLOWS

(All amounts shown in U.S. Dollars)	Three months ended March 31, (unaudited)
	2015		2014
Cash flows from operating activities
Net income (loss)		$(17,106)	$460,252
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Funds held in escrow by related party		373,223	-
Accounts payable and accrued expenses		2,919	273,042
Related party payables
Income tax adjustment		(10,177)	-
Prepaid expenses		1,188	(749)
Total adjustments		367,153	272,293
Net cash (used in) provided by operating activities		350,047	732,545

Cash flows from investing activities
Net cash (used in) provided by investing activities

Cash flows from financing activities
(Repayments to) advances from related parties		26,600	-
Net cash (used in) provided by financing activities		26,600	-

Foreign currency translation		(2,915)	(16,379)

Net increase (decrease) in cash		373,732	716,166

Cash at beginning of year		167,717	286,383

Cash at end of year		$541,449	$1,002,549

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Issuance of common stock for converted debt	$		$20,500
The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015

NOTE 1.                          NATURE OF BUSINESS
Organization.

ChinAmerica Andy Movie Entertainment Media Co.("CAME" or the "Company")  was incorporated under the laws of the State of Florida on September 26, 2002. The Company's headquarters are located in Clearwater, Florida.
NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2015 and 2014; (b) the financial position at March 31, 2015; and (c) cash flows for the three month periods ended March 31, 2015 and 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 1, 2015.
Cash and Cash Equivalents.  The majority of cash for our Subsidiary is maintained with a major financial institution in Shanghai, China. There are also funds held in the United States.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is stated in USD unless otherwise stated.
Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation for currency transferred to the Company for consulting services from an account held by AF Ocean Shanghai in China, by using the current day exchange rate from ¥CNY to $USD conversion. The accumulated other comprehensive income for the three month period ended March 31, 2015 was a net gain of $2,915. The effect of the foreign currency translation is recorded in comprehensive income. The relative value of the Chinese CNY to the United States USD remained relatively constant during the three month period ended March 31, 2015 ranging from 6.14 on January 1, 2015 to 6.20 on March 31, 2015, CNY to the USD.
Revenue Recognition.  Revenue from consulting and management services is recognized according to the terms of the consulting and management services agreements.  Generally, consulting and management services revenue will be recognized over the term of the agreement.  Consulting Revenue recognized to date consists of pre-production research and strategizing, introduction of American talents and potential partners, training and global market consulting, especially regarding distribution and production in the United States.  Revenue is not related to final film production or licensing and therefore is not subject to FASB ASC 926 – Films revenue recognition guidance.
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
The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty's performance is complete. There was no share-based compensation paid in the quarter ended March 31, 2015.

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
Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.
Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented.
NOTE 3.                          GOING CONCERN
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2015, current assets exceeded current liabilities by $970,271. Total assets decreased from $1,332,397 at December 31, 2014 to $1,305,118 at March 31, 2015, and total liabilities decreased from $342,105 at December 31, 2014 to $334,847 at March 31, 2015.
We had consulting revenue of $0 and a net loss of ($17,106) for the three month period ended March 31, 2015 as compared to revenue of $822,500 and a net income of $460,252 for the three month period ended March 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                          RELATED PARTY TRANSACTIONS
On December 23, 2013, the Company and AF Ocean Investment Management (Shanghai) Ltd., entered into a management agreement for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. All deposits received in China incur a management fee of ten percent (10%) due to AF Ocean. During the three month period ended March 31, 2015, no payments have been received for this management service. As of March 31, 2015, the current balance in AF Ocean Shanghai's account held on behalf of the Company is $464,073.
Commencing on June 1, 2014, the Company entered into a one year agreement with AF Ocean Investment Management Company (the "Service Provider") to provide management services to the Company. Both the Service Provider and the Company share the same Chief Executive Officer and controlling shareholder.
The Company pays the Service Provider $6,350 per month for management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing the website, handling previous employee matters, and related governmental filings, and processing payables (collectively, the "Services"). The Company shall use the Services of the Service Provider and the Service Provider shall make itself available for the performance of the Services upon reasonable notice. The Service Provider, as applicable, shall perform the Services at the times and places reasonably requested by the Company's Board of Directors to meet the needs and requirements of the Company, taking into account other engagements that the Service Provider may have.
As of March 31, 2015, payments totaling $19,050 have been made to the Service Provider for these management services.
December 2, 2014 the majority shareholder Andy Fan was loaned $325,600 at an interest rate payable of 3.43%. As of February 25, 2015 the entire loan has been repaid in its entirety into the Wells Fargo bank account.
As of March 16, 2015, a short term loan was made to Andy Fan for $479,000 paid out of the funds held in Shanghai. This was a non interest payable loan made to Andy Fan that was paid back on April 27, 2015 in its entirety by depositing into the Company's operating account.
February 27, 2015 Andy Fan advanced the Company $180,000.

NOTE 5.                          INCOME TAXES
The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes). The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

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

We had a net loss before income taxes of ($27,283) for the three month period ended March 31, 2015.
 A tax valuation adjustment was made in the amount of $10,177. Therefore, we have accrued an estimated tax liability in the amount of $329,261 at an effective tax rate of 37.3%.  All net operating carry forwards have been utilized.

NOTE 6.                          STOCKHOLDERS' EQUITY
Common Stock

The total authorized capital stock of the corporation is five billion 5,000,000,000 shares.

The Company is authorized to issue five billion (5,000,000,000) shares of common stock, and one class of preferred blank check to be issued solely at the discretion of the Board.  No shares of capital stock have been designated as preferred stock.
As of March 31, 2015 the Company had 125,628,400 shares of common stock issued and outstanding.
The Company has no options or warrants issued or outstanding.
NOTE 7.                          COMMITMENTS AND CONTINGENCIES
On December 23, 2013, the Company entered into a management agreement with AF Ocean Shanghai for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. All deposits received in China incur a management fee of ten percent (10%) due and payable to AF Ocean Shanghai. As of March 31, 2015, the current balance in AF Ocean Shanghai's account held on behalf of the Company is $464,073.
Commencing on June 1, 2014, the Company entered into one year agreement with the Service Provider agreeing to pay $6,350 per month for management and accounting related services.
NOTE 8.                          SUBSEQUENT EVENTS
On April 27, 2015, the related party loan in the amount of $479,000 was repaid in its entirety.
Management has evaluated subsequent events through May 1, 2015, the date the financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this report.

Overview

ChinAmerica Andy Movie Entertainment Media Co.("CAME" or the "Company")  was incorporated under the laws of the State of Florida on September 26, 2002. On October 11, 2012, the Company changed its operations to focus on movie, entertainment and media.
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

Results of Operations

The following table provides a comparison of a summary of our results for the three month period ended March 31, 2015 and 2014.

	Three Months Ended March 31, (unaudited)
	2015	2014	% Change
Revenue	$-	$822,500	100%
General and administrative expenses - related party	$19,050	$82,250	77%
General and administrative expenses	$11,326	$6,427	77%
Total general and administrative expenses	$30,376	$88,677	66%
Income (loss) from operations	(30,376)	733,823	1058%

Other income (expense):
Income tax expense	$10,177	$(273,800)	104%
Interest income	$3,093	$229	1251%
Total other income (expense), net	$13,270	$(273,571)	105%
Net income (loss)	$(17,106)	$460,252	104%

Foreign currency gain	$(2,915)	$(16,379)	83%
Comprehensive income	$(20,021)	$443,873	105%
Income (loss) per share: basic and diluted	$(0.00)	$0.00

Loss from Operations. For the three month period ended March 31, 2015, total revenue was $0 as compared to $822,500 for the three month period ended March 31, 2014. Loss from operations was ($30,376) for the three month period ended March 31, 2015 as compared to $733,823 for the three month period ended March 31, 2014. The decrease in revenue is attributable to the lack of a contract.  The Company is in negotiations with Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co regarding the new contracts.

General and Administrative Expenses. General and administrative expenses increased by $4,899 to $11,326 for the three month period ended March 31, 2015 as compared to $6,427 for the three month period ended March 31, 2014.

General and Administrative Expenses – related party. The related party expenses decreased by $63,200 to $19,050 for the three month period ended March 31, 2015 as compared to $82,250 for the three month period ended March 31, 2014. The decrease in expenses is due to the lack of continued consulting revenue for the Company therefore when revenue is not brought in the 10% management fee is not charged by the Service Provider.

Net Income (Loss). As a result of the decrease in revenue discussed above, our net income decreased, bringing our net loss to ($17,106) for the three month period ended March 31, 2015 as compared to $460,252 for the three month period ended March 31, 2014.

Liquidity and Capital Resources

General. As of March 31, 2015, we had cash and cash equivalents of $541,449 as compared to cash and cash equivalents of $1,002,549 of March 31, 2014. We have met our cash needs through our consulting revenue. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of $350,047 for the three month period ended March 31, 2015 as compared to $732,545 for the three month period ended March 31, 2014.

Investing Activities. Our investing activities used cash of $0 for the three month period ended March 31, 2015 as compared to $0 for the three month period ended March 31, 2014.

Financing Activities. Our financing activities provided cash of $26,600 for the three month period ended March 31, 2015, as compared to $0 for the three month period ended March 31, 2014.

Cash Flow. The following table provides a summary of our cash flows for the three month period ended March 31, 2015, and 2014.

	Three Month Ended March 31, (unaudited)

	2015	2014
Cash used in operating activities	$350,047	$732,545
Cash used in investing activities	$-	$-
Cash provided by financing activities	$26,600	$-
Foreign currency translation	$(2,915)	$(16,379)
Net increase (decrease) in cash	$373,732	$716,166

Income Taxes

At this time there is not an income tax expense to report. However, at the end of each fiscal quarter the Company evaluates the income tax liability under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Revenue Recognition

Revenue from consulting services is recognized according to the terms of the consulting agreements.  Generally, consulting revenue will be recognized over the term of the agreement. Occasionally, deposits or prepayments may result in deferred income which will be recognized into income as the services are performed.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles of the United States ("GAAP"). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We use historical data to assist in the forecast of our future results. Deviations from our projections are addressed when our financials are reviewed on a monthly basis. This allows us to be proactive in our approach to managing our business. It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management. The year-end consistency of our results has shown that our prior year's historical data is the best projector of our future results.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our consolidated financial statements.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 4.                          CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.                          EXHIBITS
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

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished herewith

101
Financial statements of ChinAmerica Andy Movie Entertainment Media Co. for the fiscal quarter ended March 31, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations and Comprehensive Income; (iii) the Statements of Cash Flows; and (v) the Notes to Financial Statements Filed herewith

_________________________
*            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.'s Registration  Statement on Form S-1 filed with the SEC on May 9, 2012.

**            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.'s Current Report  on Form 8-K filed with the SEC on October 4, 2012.

***            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.'s Annual Report on Form 10-K filed with  the SEC on April 1, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: May 11, 2015	By:	/s/ Andy Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)