Form 10-Q
period 2015-06-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2015-08-13
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________

Commission File Number 000-54769

中 美 安 迪 影 视 文 化 传 媒 公 司

中美影视

ANDY

ChinAmerica Andy Movie Entertainment Media Co.

ChinAmerica Andy Movie Entertainment Media Co.
(Exact name of registrant as specified in its charter)

Florida	65-1170540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11015 Gatewood Drive Unit 103 Lakewood Ranch, FL 34211
(Address of principal executive offices, including zip code)

(941) 224-6975
(Registrant’s telephone number, including area code)

15500 Roosevelt Boulevard Suite 305 Clearwater, FL 33760 (Former name, former address and former fiscal year, if changed since last report)

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

As of August 10, 2015 there were 125,628,400 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS
CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
Current assets
Cash and cash equivalents	$928,378	$167,717
Escrow funds held by related party	440,119	837,296
Prepaid expenses	28,169	1,784
Loan to shareholder	-	325,600
Total current assets	1,396,666	1,332,397
Total Assets	$1,396,666	$1,332,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payroll liabilities	159,429	-
Accrued expenses (other)	$2,667	$2,667
Accrued income tax	271,935	339,438
Shareholder loan	180,000	-
Total current liabilities	614,031	342,105
Total Liabilities	$614,031	$342,105

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 125,628,400 and 125,628,400 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	1,256,284	1,256,284
Additional paid-in capital	(924,900)	(924,900)
Accumulated other comprehensive income	(20,172)	(15,919)
Retained Earnings	471,423	674,827
Total stockholders’ equity	782,635	990,292

Total liabilities and stockholders’ equity	$1,396,666	$1,332,397

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended June 30, (unaudited)		Three Months Ended June 30, (unaudited)
	2015	2014	2015	2014 (Restated)
Revenue	$-	$983,330	$-	$160,830

Expenses
General and Administrative – Related Party	66,380	104,683	47,330	22,433
General and Administrative - Officer Salary	150,000	-	150,000	-
General and Administrative	35,005	35,084	23,679	28,657
Total Operating Expenses	251,385	139,767	221,009	51,090

Operating (Loss) Income	(251,385)	843,563	(221,009)	109,740

Other Income
Interest Income	3,530	967	438	738
Total Other Income	3,530	967	438	738

Net Income (Loss) Before Income Taxes	$(247,855)	$844,530	$(220,571)	$110,478

Provision For / (Benefit From) Income Taxes	(44,451)	212,800	(34,274)	41,309

Net Income	$(203,404)	$631,730	$(186,297)	$69,169

Foreign Currency Gain (Loss)	(4,253)	(15,054)	(1,338)	1,325

Net Comprehensive Income (Loss)	$(207,657)	$616,676	$(187,635)	$70,494

Earnings (Loss) Per Share - Basic and Dilutive	(0.00)	0.00	(0.00)	0.00
Weighted Average Shares	125,628,400	124,945,306	125,628,400	125,488,400

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF CASH FLOWS

	Six months ended June 30, (unaudited)
	2015	2014
Cash Flows From Operating Activities
Net Income (Loss)	$(203,404)	$631,730
Adjustments To Reconcile Net Income (Loss) To Net Cash Provided By (Used In) Operating Activities:
Changes In Operating Assets and Liabilities:
Funds Held In Escrow By Related Party	397,177	-
Accrued payroll	159,429	-
Accounts Payable and Accrued Expenses	-	213,575
Accrued Income Tax	(67,503)	-
Prepaid Expenses	(26,385)	(513)
Total Adjustments	462,718	213,062
Net Cash (Used In) Provided By Operating Activities	259,314	844,792

Cash Flows From Investing Activities
Collection On Shareholder Loan	325,600	-
Net Cash (Used In) Provided By Investing Activities	325,600	-

Cash Flows From Financing Activities
(Repayments To) Advances From Related Parties	180,000	(24,616)
Net Cash (Used In) Provided By Financing Activities	180,000	(24,616)

Foreign Currency Gain (Loss)	(4,253)	(15,054)

Net Increase (Decrease) In Cash	760,661	805,122

Cash At Beginning Of Year	167,717	286,383

Cash At End Of Year	$928,378	$1,091,505

Supplemental Disclosures Of Cash Flow Information:
Income Taxes Paid	$23,052	$0
Non-Cash Investing and Financing Activities
Issuance Of Common Stock For Converted Debt	$-	$20,500
The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Month Period Ended June 30, 2015 and June 30, 2014
(Unaudited)
NOTE 1.                          NATURE OF BUSINESS

Organization.

ChinAmerica Andy Movie Entertainment Media Co.(“CAME” or the “Company”)  was incorporated under the laws of the State of Florida on September 26, 2002. The Company’s headquarters are located in Clearwater, Florida.

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month period ended June 30, 2015 and 2014; (b) the financial position at June 30, 2015; and (c) cash flows for the six month period ended June 30, 2015 and 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 1, 2015.

Cash and Cash Equivalents.  The majority of cash is maintained with a major financial institution in Shanghai, China held on our behalf by AF Ocean Investment Management Company (Shanghai Ltd.) (“AF Ocean Shanghai”). There are also funds held in the United States.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All amounts referenced in these financial statements and this report are in U.S. Dollars unless otherwise stated.

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation for currency transferred to the Company for consulting services from an account held by AF Ocean Shanghai in China, by using the current day exchange rate from CNY to USD conversion. The accumulated other comprehensive income for the six month period ended June 30, 2015 was a net loss of $4,253. The effect of the foreign currency translation is recorded in comprehensive income. The relative value of the Chinese CNY to the United States USD remained relatively constant during the six month period ended June 30, 2015 ranging from .1628 on January 1, 2015 to .1611 on June 30, 2015, CNY to the USD.

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

The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty’s performance is complete. There was no share-based compensation paid in the quarter ended June 30, 2015.

Income Taxes.  The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

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

Earnings per Share.  In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus the effect of the dilutive potential common shares outstanding during the period using the treasury stock method.Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.

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

NOTE 3.                          GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, total assets exceeded total liabilities by $782,635. Total assets increased from $1,332,397 at December 31, 2014 to $1,396,666 at June 30, 2015, and total liabilities increased from $342,105 at December 31, 2014 to $614,031 at June 30, 2015.
We had consulting revenue of $0 and a net loss of ($186,297) for the three month and ($203,404) for the six month period ended June 30, 2015 as compared to revenue of $983,330 and a net income of $631,730 for the six month period ended June 30, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                          RELATED PARTY TRANSACTIONS

On December 23, 2013, the Company and AF Ocean Shanghai entered into a management agreement for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. All deposits received in China incur a management fee of ten percent (10%) due to AF Ocean Shanghai. During the six month period ended June 30, 2015, no payments have been received for this management service. As of June 30, 2015, the current balance in AF Ocean Shanghai, account held on behalf of the Company is $440,119.

Commencing on May 1, 2015, we renewed the management services agreement with AF Ocean Investment Management Company (“the Service Provider”) for an additional year. We share the same Chief Executive Officer and controlling shareholder as the Service Provider. We  pay the Service Provider $20,480 per month for access to and use of office space at a location leased by the Service Provider from a third party, legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. (collectively, the “Services”). This amount also includes legal reviews of all SEC filings and rent for the Company’s office space.

In February 2015, the loan advanced in December, 2014 was paid back in full in the amount of $325,600 by February, 2015.

On April 27, 2015, the $299,000 loan made to a related party on March 13, 2015 was paid back in full.

On April 27, 2015, shareholder Andy Fan advanced the Company $180,000.

NOTE 5.                          INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 5.5% to income before taxes). The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

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

We had a net loss before income taxes of ($247,855) for the six month period ended June 30, 2015.
We have an estimated tax liability of $271,935 at an effective tax rate of 37.3%.  All net operating carry forwards have been utilized. At June 30, 2015 we had an income tax benefit of $92,450 and adjustment to 2014 income tax expense of $47,999. The net tax benefit was ($44,451)

	Six Month Period Ended June 30, (Unaudited)
	2015	2014
Tax Expense (Benefit) At The Statutory Rate	$(92,450)	$212,800
Change In Estimated Income Tax in 2014	47,999	-
Total	$44,451	$212,800

NOTE 6.                          STOCKHOLDERS’ EQUITY

Common Stock

The total authorized capital stock of the corporation is five billion 5,000,000,000 shares.

The Company is authorized to issue five billion (5,000,000,000) shares of common stock, and one class of preferred blank check to be issued solely at the discretion of the Board.  No shares of capital stock have been designated as preferred stock.

As of June 30, 2015 the Company had 125,628,400 shares of common stock issued and outstanding.

No shares were issued during the three month period ended June 30, 2015.

The Company has no options or warrants issued or outstanding.

NOTE 7.                          COMMITMENTS AND CONTINGENCIES

Related Party

On December 23, 2013, the Company entered into a management agreement with AF Ocean Shanghai for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. All deposits received in China incur a management fee of ten percent (10%) due and payable to AF Ocean Shanghai. As of June 30, 2015, the current balance in AF Ocean Shanghai’s account held on behalf of the Company is $440,119.

On April 27, 2015, the related party loan in the amount of $299,000 was repaid in its entirety.

Commencing May 1, 2015, the Company renewed the management services agreement with the Service Provider to provide management services to the Company for an additional year. The Company pays the Service Provider $20,480 per month.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Leases and Facility

The office space is rented by the Service Provider, and the Company pays a monthly management fee to them for services provided which includes the Company’s rent.

NOTE 8.                          SUBSEQUENT EVENTS
Management has evaluated subsequent events through July 31, 2015, the date the financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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
We are looking to establish a CAME presence in Hengdian, China which is deemed to be the "Hollywood of China," as well as Hollywood, California. Our Board of Directors believes that we can operate as a movie, entertainment and documentary company during the next 9-12 months, increasing revenues of the Company.  However, the production of our documentaries or animated films may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production or animated film is largely dependent on factors beyond our control such as the market for our films.

Results of Operations
Six Month Period Ended June 30, 2015 and 2014

The following table provides a comparison of a summary of our results of operations for the six month period ended June 30, 2015 and 2014.
	Six Months Ended June 30, (unaudited)
	2015	2014	% Change
Revenue From Operations	$-	$983,330	100%
General and Administrative – Related Party	66,380	104,683	37%
General and Administrative - Officer Salary	150,000	-	100%
General and Administrative Expenses	35,005	35,084	1%
Total General and Administrative Expenses	251,385	139,767	80%
Income (Loss) From Operations	(251,385)	843,563	130%

Other Income (Expense)
Interest Income	3,530	967	265%
Total Other Income (Expense), net	$3,530	$967	265%

Net Income (Loss) Before Income Tax	$(247,855)	$844,530	130%

Provision For / (Benefit From) Income Taxes	(44,451)	212,800	121%

Net Income (Loss)	$(203,404)	$631,730	133%

Foreign Currency Gain (Loss)	(4,253)	(15,054)	72%

Comprehensive Income	$(207,657)	$616,676	134%
Income (Loss) Per Share: Basic and Diluted	(0.00)	0.00

Revenue from Operations - For the six month period ended June 30, 2015, total revenue was $0 as compared to $822,500 for the six month period ended June 30, 2014. Loss from operations was ($251,385) for the six month period ended June 30, 2015 as compared to $843,563 for the six month period ended June 30, 2014. The decrease in revenue is due to the absence of new consulting contracts. Our Board of Directors has determined that we need to be focusing more on evaluating other opportunities both domestically and in China.

General and Administrative Expenses - General and administrative expenses decreased by $79 to $35,005 for the six month period ended June 30, 2015 as compared to $35,084 for the six month period ended June 30, 2014.

General and Administrative - Officer Salary – The officer salary expenses increased by $150,000 to $150,000 for the six month period ended June 30, 2015 as compared to $0 for the six month period ended June 30, 2014. The increase in is due to the new officer salary.

General and Administrative Expenses – Related Party. The related party expenses decreased by $38,303 to $66,380 for the six month period ended June 30, 2015 as compared to $104,683 for the six month period ended June 30, 2014. The decrease in expenses is due to the discontinued contract with Zhong Mei Yin Shi. A decrease in revenue deposited into and held by AF Ocean Shanghai decreases the management fee the Company has to pay to AF Ocean Shanghai.

Net Income (Loss) - As a result of the decrease in revenue and increase in expenses discussed above, our net income decreased, resulting in a net loss of ($203,404) for the six month period ended June 30, 2015 as compared to net income of $631,730 for the six month period ended June 30, 2014.

Three Month Period Ended June 30, 2015 and June 30, 2014
The following table provides a comparison of a summary of our results of operations for the three month period ended June 30, 2015 and 2014.
	Three Months Ended June 30, (unaudited)
	2015	2014	% Change
Revenue From Operations	$-	$160,830	100%
General and Administrative Expenses - Related Party	$47,330	$22,433	-111%
General and Administrative - Officer Salary	150,000	-	100%
General and Administrative Expenses	$23,679	$28,657	18%
Total General and Administrative Expenses	$221,009	$51,090	-333%
Income (loss) From Operations	(221,009)	109,740	302%

Other Income (Expense)
Interest Income	$438	$738	41%
Total Other Income (Expense), Net	$438	$738	41%

Net Income (Loss) Before Income Tax	$(220,571)	$110,478	300%

Provision For / (Benefit From) Income Taxes	$(34,274)	$41,309	183%

Net Income (Loss)	(186,297)	69,169	370%

Foreign Currency Gain (Loss)	$(1,338)	$1,325	203%

Comprehensive Income	$(187,635)	$70,494	366%
Income (loss) per share: basic and diluted	$(0.00)	$0.00

 Revenue from Operations - For the three month period ended June 30, 2015, total revenue was $0 as compared to $160,830 for the three month period ended June 30, 2014. Loss from operations was ($221,009) for the three month period ended June 30, 2015 as compared to $109,740 for the three month period ended June 30, 2014. The decrease in revenue is due to the absence of new consulting contracts. Our Board of Directors has determined that we need to be focusing more on evaluating other opportunities both domestically and in China.

General and Administrative Expenses - General and administrative expenses decreased by $4,978 to $23,679 for the three month period ended June 30, 2015 as compared to $28,657 for the three month period ended June 30, 2014. The decrease in these expenses is attributable to the reduction in international travel expenses in 2015, and the timing in which the audit fees were paid in 2014.

General and Administrative - Officer Salary – The officer salary expenses increased by $150,000 to $150,000 for the three month period ended June 30, 2015 as compared to $0 for the three month period ended June 30, 2014. The increase is due to the new officer salary.

General and Administrative Expenses - Related party. The related party expenses increased by $24,897 to $47,330 for the three month period ended June 30, 2015 as compared to $22,433 for the three month period ended June 30, 2014. In May, 2015 the Company received notification from the Service Provider that the management fee would be increasing to properly cover the Company's operating expenses. The Company agreed and the management agreement was renewed in May, 2015.

Net Income (Loss) - As a result of the decrease in revenue and increase in expenses discussed above, our net income decreased, resulting in a net loss of ($186,297) for the three month period ended June 30, 2015 as compared to net income of $69,169 for the three month period ended June 30, 2014.

Liquidity and Capital Resources

General.

As of June 30, 2015, we had cash and cash equivalents of $928,378 as compared to cash and cash equivalents of $1,091,505 of June 30, 2014. We have met our cash needs through our consulting revenue and loans from shareholders. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of $259,314 for the six month period ended June 30, 2015 as compared to $844,792 for the six month period ended June 30, 2014.
Investing Activities. Our investing activities provided cash of $325,600 for the six month period ended June 30, 2015 as compared to $0 for the six month period ended June 30, 2014.

Financing Activities. Our financing activities provided cash of $180,000 for the six month period ended June 30, 2015, as compared to ($24,616) for the six month period ended June 30, 2014.

Cash Flow. The following table provides a summary of our cash flows for the six month period ended June 30, 2015, and 2014.

	Six Month Ended June 30, (unaudited)
	2015	2014
Cash used in operating activities	$259,314	$844,792
Cash provided by investing activities	$325,600	$-
Cash used in financing activities	$180,000	$(24,616)
Foreign currency translation	$(4,253)	$(15,054)
Net increase (decrease) in cash	$760,661	$805,122

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

PART II – OTHER INFORMATION

ITEM 6.                          EXHIBITS
Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	Articles of Amendment to Articles of Incorporation ***

3.4	Bylaws *

10.1	Management Agreement between AF Ocean Investment Management Company (Shanghai Ltd.) and ChinAmerica Andy Movie Entertainment Media Co., effective December 23, 2013 ***

10.2	Management Services Agreement between AF Ocean Investment Management Company and ChinAmerica Andy Movie Entertainment Media Co., effective as of May 1, 2015 Filed herewith

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished herewith

101
Financial statements for the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the fiscal quarter ended June 30, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations and Comprehensive Income; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements Filed herewith

*            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.'s Registration  Statement on Form S-1 filed with the SEC on May 9, 2012.

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

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: August 12, 2015	By:	/s/ Andy Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)