Form 10-Q
period 2015-09-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2015-11-23
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015

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

11015 Gatewood Drive, Unit 103 Lakewood Ranch, FL 34211 (Former name, former address and former fiscal year, if changed since last report)

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

As of November 23, 2015 there were 125,628,400 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS
CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited & Restated)
ASSETS
Current assets
Cash and cash equivalents	$765,646	$167,717
Escrow funds held by related party	429,702	837,296
Prepaid expenses	11,652	1,784
Loan to shareholder	-	325,600
Total current assets	1,207,000	1,332,397
Total Assets	$1,207,000	$1,332,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payroll liabilities	58,169	-
Accrued expenses (other)	$-	$2,667
Accrued income tax	80,072	223,524
Deferred revenue	483,980	483,980
Shareholder loan	180,000	-
Total current liabilities	802,221	710,171
Total Liabilities	$802,221	$710,171

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 125,628,400 and 125,628,400 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	1,256,284	1,256,284
Additional paid-in capital	(924,900)	(924,900)
Accumulated other comprehensive income	(30,979)	(15,919)
Retained Earnings	104,374	306,761
Total stockholders’ equity	404,779	622,226

Total liabilities and stockholders’ equity	$1,207,000	$1,332,397

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended September 30, (Unaudited)		Three Months Ended September 30, (Unaudited)
	2015	2014 (Restated)	2015	2014 (Restated)
Revenue	$-	$822,500	$-	$-

Expenses
General and Administrative – Related Party	127,820	156,048	61,440	51,365
General and Administrative - Officer Salary	101,260	-	-	-
General and Administrative	97,628	46,393	13,882	11,309
Total Operating Expenses	326,708	202,441	75,322	62,674

Operating (Loss) Income	$(326,708)	$620,059	$(75,322)	$(62,674)

Other Income
Interest Income	3,921	2,631	390	1,664
Total Other Income	3,921	2,631	390	1,664

Net Income (Loss) Before Income Taxes	$(322,787)	$622,690	$(74,932)	$(61,010)

Provision For / (Benefit From) Income Taxes	(120,400)	232,263	(27,950)	(22,757)

Net Income	$(202,387)	$390,427	$(46,982)	$(38,253)

Foreign Currency Translation	(15,060)	(5,328)	10,807	9,726

Net Comprehensive Income (Loss)	$(217,447)	$385,099	$(36,175)	$(28,527)

Earnings (Loss) Per Share - Basic and Dilutive	(0.00)	0.00	(0.00)	0.00
Weighted Average Shares	125,628,400	125,136,825	125,628,400	125,513,617

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, (Unaudited)
	2015	2014 (Restated)
Cash Flows From Operating Activities
Net Income (Loss)	$(202,387)	$390,427
Adjustments To Reconcile Net Income (Loss) To Net Cash Provided By (Used In) Operating Activities:
Changes In Operating Assets and Liabilities:
Funds Held In Escrow By Related Party	407,594	(1,173,133)
Accrued payroll	58,169	-
Accounts Payable and Accrued Expenses	(2,667)	7,292
Accrued Income Tax	(143,452)	232,263
Prepaid Expenses	(9,868)	(277)
Total Adjustments	309,776	(449,875)
Net Cash (Used In) Provided By Operating Activities	107,389	(59,448)

Cash Flows From Investing Activities
Collection On Shareholder Loan	325,600	-
Net Cash (Used In) Provided By Investing Activities	325,600	-

Cash Flows From Financing Activities
(Repayments To) Advances From Related Parties	180,000	(24,616)
Net Cash (Used In) Provided By Financing Activities	180,000	(24,616)

Foreign Currency Gain (Loss)	(15,060)	(5,328)

Net Increase (Decrease) In Cash	597,929	(89,392)

Cash At Beginning Of Year	167,717	286,383

Cash At End Of Period	$765,646	$196,991

Supplemental Disclosures Of Cash Flow Information:
Income Taxes Paid	$23,052	$-
Non-Cash Investing and Financing Activities
Issuance Of Common Stock For Converted Debt	$-	$20,500

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Month Period Ended September 30, 2015 and September 30, 2014
(Unaudited)

NOTE 1.                          NATURE OF BUSINESS

Organization.

ChinAmerica Andy Movie Entertainment Media Co.(“CAME” or the “Company”)  was incorporated under the laws of the State of Florida on September 26, 2002. The Company’s headquarters are located in Clearwater, Florida.

NOTE 2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month period ended September 30, 2015 and 2014; (b) the financial position at September 30, 2015; and (c) cash flows for the nine month period ended September 30, 2015 and 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation for currency transferred to the Company for consulting services from an account held by AF Ocean Shanghai in China, by using the current day exchange rate from CNY to USD conversion. The accumulated other comprehensive income for the nine month period ended September 30, 2015 was a net loss of $15,060. The effect of the foreign currency translation is recorded in comprehensive income. The relative value of the Chinese CNY to the United States USD remained relatively constant during the nine month period ended September 30, 2015 ranging from .1612 on July 1, 2015 to .1573 on September 30, 2015, CNY to the USD.

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

The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty’s performance is complete. There was no share-based compensation paid in the quarter ended September30, 2015.

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

NOTE 3.               GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, total assets exceeded total liabilities by $404,779. Total assets decreased from $1,332,397 at December 31, 2014 to $1,207,000 at September 30, 2015, and total liabilities increased from $710,171 at December 31, 2014 to $802,221 at September 30, 2015.

We had revenue of $0 and a net loss of ($202,387) for the nine month period ended September 30, 2015, as compared to revenue of $ 822,500 and a net income of $390,427 for the nine month period ended September 30, 2014.

During the three month period ended September 30, 2015 the Company had revenue of $0 and a net loss of ($46,982), as compared to revenue of $0 and a net loss of ($38,253) for the three month period ended September 30, 2014.

These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.               RELATED PARTY TRANSACTIONS

On December 23, 2013, the Company and AF Ocean Shanghai entered into a management agreement for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. All deposits received in China incur a management fee of ten percent (10%) due to AF Ocean Shanghai. During the nine month period ended September 30, 2015, no payments have been received for this management service. As of September 30, 2015, the current balance in AF Ocean Shanghai, account held on behalf of the Company is $429,702.

Commencing on May 1, 2015, the Company renewed the management services agreement with AF Ocean Investment Management Company (“the Service Provider”) for an additional year. The Company shares the same Chief Executive Officer and controlling shareholder as the Service Provider. We  pay the Service Provider $20,480 per month for access to and use of office space at a location leased by the Service Provider from a third party, legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. (collectively, the “Services”). This amount also includes legal reviews of all SEC filings and rent for the Company’s office space.

In February 2015, the loan advanced in December, 2014 was paid back in full in the amount of $325,600.
On April 27, 2015, the $299,000 loan made to a related party on March 13, 2015 was paid back in full.
On April 27, 2015, shareholder Andy Fan advanced the Company $180,000.

NOTE 5.               INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 5.5% to income before taxes). The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We had a net loss before income taxes of ($322,787) for the nine month period ended September 30, 2015. We have an estimated tax benefit of $120,400 at an effective tax rate of 37.3%.  All net operating carry forwards have been utilized.

During the six month period ended June 30, 2015 there was an adjustment to 2014 income tax expense of $47,999 recorded. This was removed in the nine month period ended September 30, 2015 due to the change in net income from $649,941 to 390,427 for the nine month period ended September 30, 2014.  The change in net loss was directly related to the modification to the contract dated January 3, 2014 between the Company and Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co that happened on August 17, 2015.

	Nine Month Period Ended September 30, (Unaudited)
	2015	2014 (Restated)
Tax Expense (Benefit) At The Statutory Rate	$(120,400)	$(232,263)
Total	$120,400	$(232,263)

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

As of September 30, 2015 the Company had 125,628,400 shares of common stock issued and outstanding. No shares were issued during the three month period ended September 30, 2015. The Company has no options or warrants issued or outstanding.

NOTE 7.                  CORRECTION AND RESTATEMENT OF QUARTER ENDING SEPTEMBER 2014 FINANCIALS

The Company’s consulting revenue for the nine month period ended September 30, 2014 decreased from $1,306,480 to $822,500, due to the consulting contract between the Company and Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co dated January 3, 2014 being amended on August 17, 2015. The remaining $483,980 of the 1,306,480 will be held as an advance deposit for consulting work in 2016. The following tables break down the net effect of this change to the financials.

Statement of Operations and Comprehensive Income Restated Financials Nine Month Period Ended September 30, 2014
Restated	As Originally Filed	Restated	Net Effect
Consulting revenue	$1,306,480	$822,500	$(483,980)
General and administrative expense	111,721	46,393	(65,328)
Total operating expenses	267,769	202,441	(65,328)
profit (loss) from operations	1,038,711	620,059	(418,652)
Other income	2,630	2,631	1
Profit (loss) income before tax	1,041,341	622,690	(418,651)
Income tax expense	(391,400)	232,263	159,137
Net income (loss)	$649,941	$390,427	$(259,514)

Statement of Operations and Comprehensive Income Restated Financials Three Month Period Ended September 30, 2014
Restated	As Originally Filed	Restated	Net Effect
Consulting revenue	$323,150	$-	$323,150
General and administrative expense	61,583	11,309	(50,274)
Total operating expenses	112,948	62,674	(50,274)
profit (loss) from operations	210,202	(62,674)	(27,287)
Profit (loss) income before tax	211,866	(61,010)	(150,856)
Income tax expense	178,600	(22,757)	(155,843)
Net income (loss)	$33,266	$(38,253)	$(71,519)

Balance Sheet Restatement December 31, 2014
Restated	As Originally Filed	Restated	Net Effect
Accrued Income Tax	$339,438	$223,524	$(115,914)
Total Current Liabilities	342,105	710,171	368,066
Total Liabilities	342,105	710,171	368,066
Retained Earnings	674,827	306,761	(368,066)
Total Stockholder’s Equity	990,292	622,226	(368,066)

NOTE 8.                  RECLASSIFICATION

Certain items have been reclassified during the nine month period ended September 30, 2014 for presentation purposes.

NOTE 9.                  COMMITMENTS AND CONTINGENCIES

Related Party

On December 23, 2013, the Company entered into a management agreement with AF Ocean Shanghai for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. All deposits received in China incur a management fee of ten percent (10%) due and payable to AF Ocean Shanghai. As of September 30, 2015, the current balance in AF Ocean Shanghai’s account held on behalf of the Company is $429,702.
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

Leases and Facility

The office space is rented from the Service Provider, and the Company pays a monthly management fee to them for services provided which includes the Company’s rent.

NOTE 10.              SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 18, 2015, the date the financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this report.

Overview

ChinAmerica Andy Movie Entertainment Media Co.(“CAME” or the “Company”)  was incorporated under the laws of the State of Florida on September 26, 2002. On October 11, 2012, the Company changed its operations to focus on movie, entertainment and media.

                We are looking to establish a CAME presence in Hengdian, China which is deemed to be the “Hollywood of China,” as well as Hollywood, California. Our Board of Directors believes that we can operate as a movie, entertainment and documentary company during the next 9-12 months, increasing revenues of the Company.  However, the production of our documentaries or animated films may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production or animated film is largely dependent on factors beyond our control such as the market for our films.

Results of Operations

Nine Month Period Ended September 30, 2015 and 2014

The following table provides a comparison of a summary of our results of operations for the nine month period ended September 30, 2015 and 2014.

	Nine Months Ended September 30, (unaudited)
	2015	2014 (Restated)	% Change
Revenue From Operations	$-	$822,500	-100%
General and Administrative – Related Party	127,820	156,048	-18%
General and Administrative - Officer Salary	101,260	-	100%
General and Administrative Expenses	97,628	46,393	-111%
Total General and Administrative Expenses	326,708	202,441	50%
Income (Loss) From Operations	(326,708)	620,059	153%

Other Income (Expense)
Interest Income	3,921	2,631	-49%
Total Other Income (Expense), net	$3,921	$2,631	-49%

Net Income (Loss) Before Income Tax	$(322,787)	$622,690	152%

Provision For / (Benefit From) Income Taxes	(120,400)	232,263	49%

Net Income (Loss)	$(202,387)	$390,427	152%

Foreign Currency Gain (Loss)	(15,060)	(5,328)	-183%

Comprehensive Income	$(217,447)	$385,099	157%
Income (Loss) Per Share: Basic and Diluted	(0.00)	0.00

Revenue from Operations - For the nine month period ended September 30, 2015, total revenue was $0 as compared to $822,500 for the nine month period ended September 30, 2014. Loss from operations was ($326,708) for the nine month period ended September 30, 2015 as compared to income of $620,059 for the nine month period ended September 30, 2014. The decrease in revenue is due to the lack of consulting contracts in 2015. Our Board of Directors has determined that we need to be focusing more on evaluating other opportunities both domestically and in China.

General and Administrative Expenses - General and administrative expenses decreased by $51,235 to $97,628 for the nine month period ended September 30, 2015 as compared to $46,393 for the nine month period ended September 30, 2014.

General and Administrative - Officer Salary – The officer salary for the nine month period ended September 30, 2015 was $101,260 as compared to $0 for the nine month period ended September 30, 2014. This is a new officer salary.

General and Administrative Expenses – Related Party. The related party expenses decreased by $28,228 to $127,820 for the nine month period ended September 30, 2015 as compared to $156,048 for the nine month period ended September 30, 2014. The decrease in expenses is due to the discontinued contract with Zhong Mei Yin Shi in 2015. A decrease in revenue deposited into and held by AF Ocean Shanghai decreases the management fee the Company has to pay to AF Ocean Shanghai.

Net Income (Loss) - As a result of the decrease in revenue and increase in expenses discussed above, our net income decreased, resulting in a net loss of ($202,387) for the nine month period ended September 30, 2015 as compared to net income of $390,427 for the nine month period ended September 30, 2014.

Three Month Period Ended September 30, 2015 and September 30, 2014

The following table provides a comparison of a summary of our results of operations for the three month period ended September 30, 2015 and 2014.

	Three Months Ended September 30, (unaudited)
	2015	2014 (Restated)	% Change
Revenue From Operations	$-	$-	100%
General and Administrative Expenses - Related Party	$61,440	$51,365	-19.6%
General and Administrative Expenses	$13,882	$11,309	19%
Total Operating Expenses	$75,322	$62,674	20%
Income (loss) From Operations	(75,322)	(62,674)	20%

Other Income (Expense)
Interest Income	$390	$1,664	77%
Total Other Income (Expense), Net	$390	$1,664	77%

Net Income (Loss) Before Income Tax	$(74,932)	$(61,010)	23%

Provision For / (Benefit From) Income Taxes	$(27,950)	$(22,757)	23%

Net Income (Loss)	(46,982)	(38,253)	23%

Foreign Currency Gain (Loss)	$10,807	$9,726	12%

Comprehensive Income	$(36,175)	$(28,527)	65%
Income (loss) per share: basic and diluted	$(0.00)	$0.00

Revenue from Operations – There was no revenue for the three month period ended September 30, 2015 & 2014 respectively. Loss from operations was ($75,322) for the three month period ended September 30, 2015 as compared to $(62,674) for the three month period ended September 30, 2014. The decrease in revenue is due to the lack of consulting contracts in 2015. Our Board of Directors has determined that we need to be focusing more on evaluating other opportunities both domestically and in China.
General and Administrative Expenses - General and administrative expenses increased by $2,573 to $13,882 for the three month period ended September 30, 2015 as compared to $11,309 for the three month period ended September 30, 2014.

General and Administrative Expenses - Related party. The related party expenses increased by $10,075 to $61,440 for the three month period ended September 30, 2015 as compared to $51,365 for the three month period ended September 30, 2014. In May, 2015 the Service Provider increased the management fee to properly cover the Company’s operating expenses.

Net Income (Loss) - As a result of the decrease in revenue and increase in expenses discussed above, our net loss increased, resulting in a net loss of ($46,982) for the three month period ended September 30, 2015 as compared to net loss of $(38,253) for the three month period ended September 30, 2014.

Liquidity and Capital Resources

General.

As of September 30, 2015, we had cash and cash equivalents of $765,646 as compared to cash and cash equivalents of $196,991 September 30, 2014. We have met our cash needs through our consulting revenue and loans from shareholders. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of $107,389 for the nine month period ended September 30, 2015 as compared to $(59,448) for the nine month period ended September 30, 2014.
Investing Activities. Our investing activities provided cash of $325,600 for the nine month period ended September 30, 2015 as compared to $0 for the nine month period ended September 30, 2014.

Financing Activities. Our financing activities provided cash of $180,000 for the nine month period ended September 30, 2015, as compared to cash used (repayments of) $(24,616) for the nine month period ended September 30, 2014.
Cash Flow. The following table provides a summary of our cash flows for the nine month period ended September 30, 2015, and 2014.

	Nine Month Ended September 30, (unaudited)
	2015	2014 (Restated)
Cash provided (used in) operating activities	$107,389	$(59,448)
Cash provided by investing activities	$325,600	$-
Cash provided (used in) financing activities	$180,000	$(24,616)
Foreign currency translation	$(15,060)	$(5,328)
Net increase (decrease) in cash	$597,929	$(89,392)

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

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles of the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We use historical data to assist in the forecast of our future results. Deviations from our projections are addressed when our financials are reviewed on a monthly basis. This allows us to be proactive in our approach to managing our business. It also allows us to rely on proven data rather than having to make assumptions regarding our estimates. Management does not believe that our actual results are related to any sensitivity in estimates made by management. The year-end consistency of our results has shown that our prior year’s historical data is the best projector of our future results.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our financial statements.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 6.                   EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	Articles of Amendment to Articles of Incorporation ***

3.4	Bylaws *

10.1	Amendment to the Consulting Agreement between the Company and Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co effective August 17, 2015 Filed herewith ****

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  Furnished herewith

101
Financial statements for the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the fiscal quarter ended September 30, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations and Comprehensive Income; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements Filed herewith

*            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.’s Registration  Statement on Form S-1 filed with the SEC on May 9, 2012.

**            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.’s Current Report on  Form 8-K filed with the SEC on October 4, 2012.

***            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.’s Annual Report on Form  10-K filed with  the SEC on April 1, 2015.

****	Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.’s Current Report on Form 8-K filed with the SEC on January 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: November 23, 2015	By:	/s/ Andy Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)