Form 10-Q/A
period 2015-09-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2015-11-24
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
ChinAmerica Andy Movie Entertainment Media Co. is filing this Form 10-Q/A as Amendment No. 1 to its Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2015 as filed with the Securities and Exchange Commission on November 23, 2015 (the “Original Filing”).
We are filing this Form 10-Q/A to:
•	File the XBRL interactive data files.
•	Correct discrepancies on the Cashflow Statement where a line had been deleted by mistake.
•	Correct several non-material errors in the Notes to the Financial Statements and the Management Discussion and Analysis section to conform to the financial statements.

Except as stated above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not: (1) amend, modify or change any other items or disclosures in the Original Filing; (2) reflect events occurring after the date of the Original Filing; or (3) update the disclosures in the Original Filing in any way.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS
CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$765,646	$167,717
Escrow funds held by related party	429,702	837,296
Prepaid expenses	11,652	1,784
Loan to shareholder	-	325,600
Total current assets	1,207,000	1,332,397
Total Assets	$1,207,000	$1,332,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payroll liabilities	58,169	-
Accrued expenses (other)	$-	$2,667
Accrued income tax	80,072	223,524
Deferred revenue	483,980	483,980
Shareholder loan	180,000	-
Total current liabilities	802,221	710,171
Total Liabilities	$802,221	$710,171

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 125,628,400 and 125,628,400 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	1,256,284	1,256,284
Additional paid-in capital	(924,900)	(924,900)
Accumulated other comprehensive income	(30,979)	(15,919)
Retained Earnings	104,374	306,761
Total stockholders’ equity	404,779	622,226

Total liabilities and stockholders’ equity	$1,207,000	$1,332,397

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended September 30, (Unaudited)		Three Months Ended September 30, (Unaudited)
	2015	2014 (Restated)	2015	2014 (Restated)
Revenue	$-	$822,500	$-	$-

Expenses
General and Administrative – Related Party	127,820	156,048	61,440	51,365
General and Administrative - Officer Salary	101,260	-	-	-
General and Administrative	97,628	46,393	13,882	11,309
Total Operating Expenses	326,708	202,441	75,322	62,674

Operating (Loss) Income	$(326,708)	$620,059	$(75,322)	$(62,674)

Other Income
Interest Income	3,921	2,631	390	1,664
Total Other Income	3,921	2,631	390	1,664

Net Income (Loss) Before Income Taxes	$(322,787)	$622,690	$(74,932)	$(61,010)

Provision For / (Benefit From) Income Taxes	(120,400)	232,263	(27,950)	(22,757)

Net Income	$(202,387)	$390,427	$(46,982)	$(38,253)

Foreign Currency Translation	(15,060)	(5,328)	10,807	9,726

Net Comprehensive Income (Loss)	$(217,447)	$385,099	$(36,175)	$(28,527)

Earnings (Loss) Per Share - Basic and Dilutive	(0.00)	0.00	(0.00)	0.00
Weighted Average Shares	125,628,400	125,136,825	125,628,400	125,513,617

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015 (Unaudited)	2014 (Restated)
Cash Flows From Operating Activities
Net Income (Loss)	$(202,387)	$390,427
Adjustments To Reconcile Net Income (Loss) To Net Cash Provided By (Used In) Operating Activities:
Changes In Operating Assets and Liabilities:
Deferred Revenue	-	483,980
Funds Held In Escrow By Related Party	407,594	(1,173,133)
Accrued payroll	58,169	-
Accounts Payable and Accrued Expenses	(2,667)	7,292
Accrued Income Tax	(143,452)	232,263
Prepaid Expenses	(9,868)	(277)
Total Adjustments	309,776	(449,875)
Net Cash (Used In) Provided By Operating Activities	107,389	(59,448)

Cash Flows From Investing Activities
Collection On Shareholder Loan	325,600	-
Net Cash (Used In) Provided By Investing Activities	325,600	-

Cash Flows From Financing Activities
(Repayments To) Advances From Related Parties	180,000	(24,616)
Net Cash (Used In) Provided By Financing Activities	180,000	(24,616)

Foreign Currency Gain (Loss)	(15,060)	(5,328)

Net Increase (Decrease) In Cash	597,929	(89,392)

Cash At Beginning Of Year	167,717	286,383

Cash At End Of Period	$765,646	$196,991

Supplemental Disclosures Of Cash Flow Information:
Income Taxes Paid	$23,052	$-
Non-Cash Investing and Financing Activities
Issuance Of Common Stock For Converted Debt	$-	$20,500

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

	Nine Month Period Ended September 30, (Unaudited)
	2015	2014 (Restated)
Tax Expense (Benefit) At The Statutory Rate	$(120,400)	$232,263
Total	$(120,400)	$232,263

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

Statement of Operations and Comprehensive Income Restated Financials Nine Month Period Ended September 30, 2014
Restated	As Originally Filed	Restated	Net Effect
Consulting revenue	$1,306,480	$822,500	$(483,980)
General and administrative expense	111,721	46,393	(65,328)
Total operating expenses	267,769	202,441	(65,328)
profit (loss) from operations	1,038,711	620,059	(418,652)
Other income	2,630	2,631	1
Profit (loss) income before tax	1,041,341	622,690	(418,651)
Income tax expense	(391,400)	232,263	159,137
Net income (loss)	$649,941	$390,427	$(259,514)

Statement of Operations and Comprehensive Income Restated Financials Three Month Period Ended September 30, 2014
Restated	As Originally Filed	Restated	Net Effect
Consulting revenue	$323,150	$-	$323,150
General and administrative expense	61,583	11,309	(50,274)
Total operating expenses	112,948	62,674	(50,274)
profit (loss) from operations	210,202	(62,674)	(272,876)
Profit (loss) income before tax	211,866	(61,010)	(150,856)
Income tax expense	178,600	(22,757)	(155,843)
Net income (loss)	$33,266	$(38,253)	$(71,519)

Balance Sheet Restatement December 31, 2014
Restated	As Originally Filed	Restated	Net Effect
Accrued Income Tax	$339,438	$223,524	$(115,914)
Total Current Liabilities	342,105	710,171	368,066
Total Liabilities	342,105	710,171	368,066
Retained Earnings	674,827	306,761	(368,066)
Total Stockholder’s Equity	990,292	622,226	(368,066)

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

Results of Operations

Nine Month Period Ended September 30, 2015 and 2014

The following table provides a comparison of a summary of our results of operations for the nine month period ended September 30, 2015 and 2014.

	Nine Months Ended September 30, (unaudited)
	2015	2014 (Restated)	% Change
Revenue From Operations	$-	$822,500	-100%
General and Administrative – Related Party	127,820	156,048	-18%
General and Administrative - Officer Salary	101,260	-	100%
General and Administrative Expenses	97,628	46,393	111%
Total General and Administrative Expenses	326,708	202,441	50%
Income (Loss) From Operations	(326,708)	620,059	-153%

Other Income (Expense)
Interest Income	3,921	2,631	49%
Total Other Income (Expense), net	$3,921	$2,631	49%

Net Income (Loss) Before Income Tax	$(322,787)	$622,690	-152%

Provision For / (Benefit From) Income Taxes	(120,400)	232,263	-152%

Net Income (Loss)	$(202,387)	$390,427	-152%

Foreign Currency Gain (Loss)	(15,060)	(5,328)	-183%

Comprehensive Income	$(217,447)	$385,099	-157%
Income (Loss) Per Share: Basic and Diluted	(0.00)	0.00

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

Three Month Period Ended September 30, 2015 and September 30, 2014

The following table provides a comparison of a summary of our results of operations for the three month period ended September 30, 2015 and 2014.

	Three Months Ended September 30, (unaudited)
	2015	2014 (Restated)	% Change
Revenue From Operations	$-	$-	100%
General and Administrative Expenses - Related Party	$61,440	$51,365	19.6%
General and Administrative Expenses	$13,882	$11,309	19%
Total Operating Expenses	$75,322	$62,674	20%
Income (loss) From Operations	(75,322)	(62,674)	20%

Other Income (Expense)
Interest Income	$390	$1,664	-77%
Total Other Income (Expense), Net	$390	$1,664	-77%

Net Income (Loss) Before Income Tax	$(74,932)	$(61,010)	23%

Provision For / (Benefit From) Income Taxes	$(27,950)	$(22,757)	23%

Net Income (Loss)	(46,982)	(38,253)	23%

Foreign Currency Gain (Loss)	$10,807	$9,726	12%

Comprehensive Income	$(36,175)	$(28,527)	65%
Income (loss) per share: basic and diluted	$(0.00)	$0.00

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