Form 10-K
period 2015-12-31
ChinAmerica Andy Movie Entertainment Media Co.
filed 2016-03-30
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, 7,458,642 shares of its common stock (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. Because there is no “established trading market” for the registrant’s common stock, these shares have been arbitrarily valued at par value of $0.01 per share, and the aggregate market value of such shares at such date was $74,586.

As of March 31, 2016, there were 128,628,400 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

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

PART I

ITEM 1.              BUSINESS

Overview

ChinAmerica Andy Movie Entertainment Media Co. (“we,” “us,” “our” or the “Company”) was incorporated under the laws of the State of Florida on September 26, 2002. We are an operating company that focuses its efforts on movie and entertainment projects, including pre-production research and strategizing and training and global market consulting, especially regarding distribution and production in the United States.

Our Business
(1) Principal Products or Services and Their Markets
We are working to produce movies and documentaries that will export the cultural heritage of the People’s Republic of China to other countries. Our work has been focused on finding new talent and producing short films. In the last twelve months we have signed up several hundred short film makers in an effort to find those that will be successful. Our efforts have been concentrated on introducing Chinese entertainment companies with American talent and potential partners from Hollywood, California. We are also seeking to provide training and global market consulting, production and post-production activities, and particularly the distribution and promotion movies and documentaries in the United States market. We currently make use of our own website www.came8.com to target individuals interested in our services for the production of movies, animation entertainment and various media production.
Our Board of Directors (the “Board”) believes that we can operate as a movie, entertainment and documentary company during the next 12 months increasing revenues of the Company. However, the production of our documentaries or animated films may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production or animated film is largely dependent on factors beyond our control such as the market for our films.

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

We are looking to establish a presence in Hengdian, China which is deemed to be the “Hollywood of China,” as well as Hollywood, California. Our President, Mr. Andy Z. Fan, is currently working to secure a new location in Building 12, 2/F, Hengdian Industrial Park for movie and TV businesses. He has also been traveling to various areas in China and the United States recruiting for short film contests. The Board believes that we can further our work into bringing these short films to production. Before selections, there is much time and research that goes into the review process for each script.

(3) Status of any Publicly Announced New Product or Service.

We currently have limited business operations and we are in the process of producing movie projects including short films and documentaries but we otherwise do not have any other services.
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

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time, we own the domain name www.came8.com. We have not registered the “ChinAmerica Andy Movie Entertainment Media Co.” mark used by our business as a trade name in Florida or any state or the United States Patent and Trademark Office.

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

(9) Effect of Existing or Probable Governmental Regulations on the Business
 On December 23, 2013, we entered into an agreement with AF Ocean Investment Management Company (Shanghai Ltd.), a Shanghai, China corporation (the “WFOE”), and wholly foreign-owned entity of AF Ocean Investment Management Company (the “AF Ocean”). We have operations in China and we receive payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, we retained the WFOE to manage the money we receive from our Chinese operations. All deposits received in China incur a management fee due to the WFOE.
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

State and Local Regulations
There’s no state or local regulations that require us to obtain a special business license for our business, however the City of Sarasota requires us to maintain a yearly business license and the State of Florida requires us to file an Annual Report. We are not required as a company to maintain Worker’s Compensation Insurance and pay into the Florida Unemployment Compensation Fund since we have no employees. When we retain new officers and begin to pay salaries we will then have to apply for Workers Compensation Insurance and pay into the Florida Unemployment Compensation Fund.
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

            (12) Number of Total Employees and Number of Full Time Employees

As of the fiscal year ended December 31, 2015 we entered into a verbal agreement with our President, Andy Z. Fan, the majority shareholder of the Company. Mr. Fan devotes a minimum of 50 hours per week.

ITEM 1A.              RISK FACTORS
We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to the requirements under Form 10-K.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

On July 1, 2015, we relocated our corporate office from Clearwater, Florida to a more financially suitable office located at 11015 Gatewood Drive, Suite 103, Sarasota, Florida 34211 ("Suite 103"). AF Ocean entered into a lease with 6843 Winslow, LLC. for Suite 103, and we share Suite 103 with AF Ocean and Sichuan Leaders Petrochemical Company (“Sichuan”). AF Ocean’s lease for Suite 103 is for a term of one year commencing July 1, 2015, and the monthly rent is $1,700. We did not enter into a sub-lease with AF Ocean for use of Suite 103. Instead, our use of Suite 103 is included as part of the services provided by AF Ocean. We consider our current office space arrangement adequate and will reassess our needs based upon our future growth.

ITEM 3.                          LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the OTCQB marketplace under the symbol “CAME.” Prior to January 6, 2014, there were no bid quotes for our common stock on the OTCQB. Since then, there have been few trades and there currently is no "established trading market" for our shares of common stock. No assurance can be given that any established trading market for our common stock will develop or be maintained.
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
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$1.65	$1.65
Second Quarter	$1.65	$1.65
Third Quarter	$1.65	$1.65
Fourth Quarter	$1.65	$1.65

The SEC generally defines what is referred to as “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our common stock is a penny stock and as such is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

Holders
As of the close of business on March 30, 2016, there were 343 active holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, there are no compensation plans under which our equity securities are authorized for issuance.

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
On August 4, 2014 a total of 40,000 shares were issued as management incentive compensation at par value of $0.01 per share in lieu of cash compensation for services rendered.
In January, 2014, the Company issued 50,000 shares of common stock to a previous employee of the company at par value of $0.01 per share in lieu of cash compensation for services rendered and 2,000,000 shares of Company stock to the Chief Executive Officer in lieu of cash compensation for services rendered at par value of $0.01 per share. Both of these issuances were accrued for at the fiscal year ended December 31, 2014, prior to any generation of revenue or signed agreements indicating future profitability. As a result, when subsequently issued, the shares were issued at their par value with no additional compensation expense recorded.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month within the fourth quarter of our fiscal year ended December 31, 2015.

ITEM 6.                          SELECTED FINANCIAL DATA

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

Overview and Going Concern
We provide consulting services on movie and entertainment projects, including pre-production research and strategy, introducing Chinese entertainment companies with American talent and potential partners from Hollywood, California, training and global market consulting, especially regarding distribution and production in the United States. Our focus is to create movie projects in both China and the United States. Although, the Company has not earned any revenue during the last twelve months we have made some great progress in actively consulting for future film productions. In the last 12 months, we have produced several talent searches on finding new talent and producing short films. These contests have produced over 1000 short films on Chinese culture and the history of the People’s Republic of China. Each short film is approximately 2-3 minutes. Our goal is to find those that will be successful and expand on them.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, current assets exceeded current liabilities by $(506). Total assets decreased from $1,332,397 at December 31, 2014 to $793,996 at December 31, 2015, and total liabilities decreased from $791,540 at December 31, 2014 to $794,502 at December 31, 2015.
On August 17, 2015 the Company amended the Agreement for Joint Projects of Movie Production, Promotion and Distribution dated January 3, 2014 with Zhong Mei. This amendment increased the contract by $306,480 from $1,000,000 to $1,306,480. Of this amount $822,500 was for consulting services performed and completed in 2014, and $483,980 is being held by the Company in escrow as an advance deposit for consulting work to be performed in the next twelve months. The scope of this work has not yet been determined.
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

Results of Operations

The following table provides a comparison of a summary of our results for the fiscal years ended December 31, 2015 and 2014.

	Fiscal Years Ended December 31,
	2015		2014	% Change
Revenue:	$		$822,500	-100%
General and administrative - related party		$224,260	$344,598	1%
General and administrative		416,057	51,128	-8%
Total operating expenses		640,317	395,726	-1%

Operating (loss) income		$(640,317)	$426,774	3%

Other income (expense):
Interest income		$4,227	$2,986	-1%
Total other income (expense), net		$4,227	$2,986	-1%

Net Income (Loss) Before Taxes		(636,090)	429,760	3%

Provision (benefit) for taxes		(117,912)	135,393	-1%

Net (Loss) Income		$(518,178)	$294,367	3%

Foreign currency translation		$(23,185)	$(15,919)	-1%

Comprehensive Income (Loss)		$(541,363)	$278,448	4%

Income (loss) per share: basic and diluted		$0.01	$(0.00)

Income from Operations. For the fiscal year ended December 31, 2015, there was no revenue as compared to $822,500 for the fiscal year ended December 31, 2014. Net loss from operations was ($640,317) for the fiscal year ended December 31, 2015 as compared to income of $426,774 for the fiscal year ended December 31, 2014. The loss in revenue is attributable to the agreement we entered into on January 3, 2014 with Zhong Mei regarding joint movie projects in both China and the United States.

               General and Administrative Expenses - Related Party. General and administrative related party expenses increased by $120,338 to $224,260 for the fiscal year ended December 31, 2015 as compared to $344,598 for the fiscal year ended December 31, 2014. The increase in expenses is attributable to our management agreement with AF Ocean, effective May 1, 2015, pursuant to which we pay AF Ocean a monthly fee of $20,480. The management fee was increased due to the additional operating expenses that AF Ocean incurred on the Company’s behalf.

Total General and Administrative. During the fiscal year ended December 31, 2015, total general and administrative expenses were $416,057 compared to $51,128 for the fiscal year ended December 31, 2014. The increase in expenses is attributable to the following:

1.
On September 29, 2015 the Company entered into a verbal employment agreement with our Officer Andy Z. Fan for his consulting and management services in 2015. Total wages were $335,500 for the fiscal year ended December 31, 2015 as compared to $0 for the fiscal year ended December 31, 2014.

2.	Our filing fees increased by $5,712 to $11,947 for the fiscal year ended December 31, 2015 as compared to $6,235 for the fiscal year ended December 31, 2014.

Net (loss) income. As a result of the decrease in revenue and the general and administrative – related party expenses discussed above, our net income decreased by $812,545 to ($518,178) for the fiscal year ended December 31, 2015 as compared to $294,367 for the fiscal year ended December 31, 2014.

Liquidity and Capital Resources

General. As of December 31, 2015, we had cash and cash equivalents of $421,522 as compared to total cash and cash equivalents of $167,717 as of December 31, 2014.  We have met our cash needs through the agreement with Zhong Mei. Our cash requirements are generally for professional services, income taxes and general and administrative activities.

Operating Activities. Our operating activities used cash of ($228,610) for the fiscal year ended December 31, 2015 provided cash of $246,069 for the fiscal year ended December 31, 2014.
Investing Activities. Our investing activities provided cash of $0 for the fiscal year ended December 31, 2015 as compared to $0 for the fiscal year ended December 31, 2014.

Financing Activities. Our financing activities provided cash of $505,600 for the fiscal year ended December 31, 2015 as compared to cash used of ($348,816) for the fiscal year ended December 31, 2014.

Cash Flow. The following table provides a summary of our cash flows for the fiscal years ended December 31, 2015 and 2014.
	Fiscal Years Ended December 31,
	2015	2014
Cash provided by (used in) operating activities	$(228,610)	$246,069
Cash used in investing activities	-	-
Cash provided by financing activities	505,600	(348,816)
Foreign currency translation	(23,185)	(15,919)
Net increase (decrease) in cash	$253,805	$(118,666)

Income Taxes

As of the twelve month period ended December 31, 2015, the total estimated income tax adjustment is $117,912.  At the end of each fiscal quarter we evaluate the income tax liability under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of and for the fiscal years ended December 31, 2015 and 2014 are included beginning immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

ITEM 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

On July 1, 2015, the Board of Directors of the Company approved the engagement of Stevenson & Company CPAS, LLC as the Company's new independent registered public accounting firm, effective as of June 29, 2015. Stevenson & Company CPAS, LLC was effective for engagement commencing with the quarterly review of June 30, 2015.

On June 29, 2015, the Board of Directors of ChinAmerica Andy Movie Entertainment Media Co. (the "Company") approved the withdrawal of DKM Certified Public Accountants ("DKM") as the Company's independent registered public accounting firm, effective as of June 29, 2015.

On June 24, 2015 the Company received a notification from DKM that they were withdrawing from work before the Security and Exchange Commission. On December 10, 2015 the Accounting and Auditing Enforcement Department of the Securities and Exchange Commission instituted an Administrative Proceeding Order to DKM for violating Rule 2-02 of Regulation S-X and engaging in improper professional conduct pursuant to Section 4C(a)(2) of the Exchange Act and Rule 102(e)(1)(ii) of the Commission’s Rules of Practice. Based on these findings, the Commission denied DKM the privilege of appearing or practicing before the Commission for a period of two years.

On January 14, 2015, the Board approved the dismissal of Cutler & Co., LLC (“Cutler”) as our independent registered public accounting firm and re-engagement of our previously engaged independent registered public accounting firm, DKM Certified Public Accountants (“DKM”). The dismissal of Cutler was not due to any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its review of the financial statements included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2014. For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on January 16, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; and (ii) a lack of segregation of duties within accounting functions. Based on this evaluation, our management concluded that as of December 31, 2015, we did not maintain effective internal control over financial reporting.

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

ITEM 9B.                          OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2015 but not reported, whether or not otherwise required by this Form 10-K.

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

Name	Age	Position
Andy Z. Fan	51	Chairman of the Board, President, Treasurer, Chief Executive Officer, Chief Financial Officer

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

Mr. Fan has written 15 books since 2004, including one describing his experience serving as President Clinton's Chinese interpreter titled “Clinton and My Life,” which became the No. 1 best seller in China in June 2011. His 15 books are popular in China and have made him a well-respected and sought-after public speaker, as well as a frequent guest on Chinese television programs. He has also been featured in numerous Chinese magazines, including “Chinese Business Leader,” “China Celebrity,” “China Private Capital,” “World Chinese Businessman,” “Discovery,” “Commerce” and “The View,” among others. Due to his achievements and notoriety in China, he has been invited as the guest of honor and/or speaker by many prominent organizations, such as being invited to the Nobel Laureates Beijing Forum and Forbes China City Investment Forum in 2006. In 2009, in celebration of the 60th anniversary of the founding of the People’s Republic of China, Mr. Fan was chosen to be one of “China’s 60 Role Models in 60 Years,” and his portrait was printed on a Chinese Postage Stamp that same year.

Other Directorships Held in Companies Subject to the Exchange Act Reporting Requirements

Mr. Fan is currently the sole director and executive officer of Sichuan. Its common stock is quoted on the OTCQB marketplace under the symbol “SLPC.”

Mr. Fan is currently the sole director and executive officer of AF Ocean. Its common stock is quoted on the OTCQB marketplace under the symbol “AFAN.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares (“Section 16(a) Reporting Persons”) are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Section 16(a) Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2015, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the fiscal year ended December 31, 2015 were timely filed by Section 16(a) Reporting Persons with the SEC.

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

Audit Committee and Audit Committee Financial Expert

We have not established an audit committee, nor any other designated committee of the Board, because we have limited operations and have only one director. Our sole director, Andy Z. Fan, functions as and performs the duties and responsibilities typically carried out separately by an audit committee: such as recommending a firm of independent certified public accountants to audit the financial statements, reviewing the auditors’ independence, the financial statements and their audit report, and reviewing management’s administration of the system of internal accounting controls. We do not have a written audit committee charter or similar document.

We do not have an “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our current status as a shell company, we believe the services of a financial expert are not warranted.

ITEM 11.                          EXECUTIVE COMPENSATION

Executive Officer Compensation

During the fiscal year ended December 31, 2015 the Company entered into a verbal agreement to pay Mr. Andy Z. Fan our Executive Officer $335,500 as compensation for his time and work on the talent searches. Mr. Fan has worked on average of 50 hours per week over the course of the last 24 months without compensation. Prior to this agreement no other compensation has been paid out to Mr. Fan. During the fiscal year ended December 31, 2014, the Company did not pay any compensation (cash, equity, incentive, deferred or otherwise) to our executive officers or enter into any verbal or written agreement to pay such compensation. Cash compensation amounts will be determined in the future based on the availability of funds, services to be rendered and time devoted to our business. Other elements of compensation, if any, will be determined at that time or at other times in the future.

Outstanding Equity Awards at Fiscal Year-End
No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2015, although we may choose to adopt a plan for equity awards in the future.
Director Compensation
As of January 1, 2016 the Board approved $80,000 to be paid to our Executive Director Mr. Andy Z. Fan for the year ending December 31, 2016. During the fiscal year ended December 31, 2015 the Company entered into a verbal agreement to pay Mr. Fan $335,500 as compensation for his time and work on the talent searches. Mr. Fan has worked on average of 50 hours per week over the course of the last 24 months without compensation. Prior to this agreement no other compensation has been paid out to Mr. Fan.
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
The percentage of outstanding common shares has been calculated based upon 125,628,400 shares of common stock outstanding on March 30, 2016. There are no stock options, warrants and/or other convertible or exercisable securities outstanding as of March 30, 2016.
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Andy Z. Fan 11015 Gatewood Drive Unit 103 Sarasota, FL 34211	118,029,758	93.95%

All directors and executive officers as a group (1 person)	118,029,758	93.95%

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

On December 23, 2013, we entered into a Management Agreement with the WFOE to receive and manage our deposits for our China operations. The Company paid $35,000 to AF Ocean for the management of the funds in the Shanghai bank account. As of December 31, 2015, $35,000 (USD) represents the total payments that were made for this management service during the fiscal year ended December 31, 2015. The current balance in the account held by the WFOE is $355,615. The WFOE is a wholly foreign-owned subsidiary of AF Ocean.

As of January 1, 2016 the Board approved $80,000 to be paid to our Executive Director Mr. Andy Z. Fan for the year ending December 31, 2016. During the fiscal year ended December 31, 2015 the Company entered into a verbal agreement to pay Mr. Fan $335,500 as compensation for his time and work on the talent searches. Mr. Fan has worked on average of 50 hours per week over the course of the last 24 months without compensation.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which requires that a majority of the Board be independent. With just a sole director, he functions as and performs the duties and responsibilities typically carried out separately by committees. We evaluated independence pursuant to the standards for director independence set forth in Nasdaq Listing Rule 5605. Andy Z. Fan is not considered independent under Nasdaq Listing Rule 5605(a)(2) because he is an “executive officer” of the Company as such term is defined in Nasdaq Listing Rule 5605(a)(1).

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

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2015	$15,700	$0	$0	$0	$15,700
2014	$0	$0	$0	$0	$0

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
Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. The fees in fiscal year 2015 are for preparing our 2014 tax return and an extension on the filing date for the tax return. The fees in fiscal year 2014 are for preparing our 2013 tax return and an extension on the filing date for the tax return.
All Other Fees: The aggregate fees billed in each of the last two fiscal for products and services provided by the principal accountant other than those disclosed above.
Audit Committee Pre-Approval Policies and Procedures

We do not currently have an audit committee because we have only one director who is also our sole executive officer. However, the engagement of Stevenson & Company CPAS LLC as our independent registered public accounting firm for the audit of our annual financial statements for fiscal years ended December 31, 2015 and 2014 and to review our financial statements included in our quarterly report on Form 10-Q for the quarterly periods ended June 30, 2015 and September 30, 2015 was pre-approved by our sole director in order to assure that the services performed by Stevenson & Company CPAS LLC do not impair their independence. We paid Stevenson & Company CPAS LLC for their services and therefore they have no direct or indirect interest in the Company.

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)            Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at December 31, 2015 and 2014
•	Statements of Operations and Comprehensive Income for the years ended December 31, 2015 and 2014
•	Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014
•	Statements of Cash Flows for the years ended December 31, 2015 and 2014
•	Notes to Financial Statements

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

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
Financial statements of ChinAmerica Andy Movie Entertainment Media Co. for the fiscal year ended December 31, 2015, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Operations and Comprehensive Income; (iii) the Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

*            Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.’s Registration  Statement on Form S-1 filed with the SEC on May 9, 2012.
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

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: March 30, 2016	By:	/s/Andy Z. Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2016	By:	/s/Andy Z. Fan
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite 113 Tampa, FL 33612 (813) 443-0619
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ChinAmerica Andy Movie Entertainment Media Co.

We have audited the accompanying balance sheets of ChinAmerica Andy Movie Entertainment Medis Co. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChinAmerica Andy Movie Entertainment Media Co. as of  December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Stevenson & Company CPAS LLC
Stevenson & Company CPAS LLC
Tampa, Florida
March 30, 2016

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
 BALANCE SHEETS
At December 31, 2015 and 2014
(All amounts shown in U.S. Dollars)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$421,522	$167,717
Escrow funds held by related party	355,615	837,296
Prepaid expenses	2,917	1,784
Refundable Income Tax	13,942	-
Loan to shareholder	-	325,600
Total current assets	793,996	1,332,397

Total Assets	$793,996	$1,332,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	-	2,667
Accrued income tax	-	135,393

Deferred Revenue	483,980	483,980
Management Fee Liabilities	130,522	169,500
Loan from shareholder	180,000	-
Total current liabilities	794,502	791,540
Total Liabilities	$794,502	$791,540

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 125,628,400 and 125,628,400 shares issued and outstanding	1,256,284	1,256,284
Additional paid-in capital	(924,900)	(924,900)
Other comprehensive income	(39,104)	(15,919)
Accumulated deficit	(292,786)	225,392
Total Stockholders’ Equity	(506)	540,857

Total liabilities and stockholders’ equity	$793,996	$1,332,397

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
 STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2015 and 2014
(All amounts shown in U.S. Dollars)

	2015	2014
Revenue	$-	$822,500

Expenses
General and administrative – related party	224,260	344,598
General and administrative	416,057	51,128
	-
Total operating expenses	640,317	395,726

Operating (Loss) Income	(640,317)	426,774

Other income (expense)
Interest income	4,227	2,986
Total other income (expense), net	4,227	2,986
Net Income Before Taxes	(636,090)	429,760
Provision (benefit) for taxes	(117,912)	135,393

Net (Loss) Income	(518,178)	294,367

Foreign currency translation	(23,185)	(15,919)
Comprehensive Income (Loss)	(541,363)	278,448

Earnings (loss) per share - basic and dilutive	$0.01	$(0.00)
Weighted average shares	125,245,934	125,245,984

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts shown in U.S. Dollars)

		Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders Earnings
Balance, December 31, 2013	123,438,400	1,234,384	(924,900)	(68,975)	-	240,509
Stock for services	50,000	500	-	-	-	500
Stock for services	2,000,000	20,000	-	-	-	20,000
Stock for services	40,000	400	-	-	-	400
Stock for services	100,000	1,000	-	-	-	1,000
Other Comprehensive Income - Foreign currency	-	-	-	-	(15,919)	(15,919)
Net income (loss) 2014	-	-	-	294,367	-	294,367
Balance, December 31, 2014	125,628,400	$1,256,284	$(924,900)	$225,392	$(15,919)	$540,857
Other Comprehensive Income - Foreign currency	-	-	-	-	(23,185)	(23,185)
Net income (loss) 2015	-	-	-	(518,178)	-	(518,178)
Balance, December 31, 2015	125,628,400	$1,256,284	$(924,900)	$(292,786)	$(39,104)	$(506)

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
 STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014
(All amounts shown in U.S. Dollars)

	2015	2014
Cash flows from operating activities
Net income (loss)	$(518,178)	$294,367
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Funds held in escrow by related party	481,681	(837,296)
Deferred revenue	-	483,980
Refundable Income Tax	(13,942)	-
Accounts payable and accrued expenses	(2,667)	1,909
Accrued Shanghai Management Fees	(38,978)	-
Income tax liability	(135,393)	135,393
Related party payables	-	169,500
Prepaid expenses	(1,133)	(1,784)
Total adjustments	289,568	(48,298)
Net cash (used in) provided by operating activities	$(228,610)	$246,069

Cash flows from investing activities
Net cash (used in) provided by investing activities

Cash flows from financing activities
(Repayments to) advances from related parties	180,000	(24,616)
Shareholder loan	325,600	(325,600)
Issuance of common stock	-	1,400
Net cash (used in) provided by financing activities	505,600	(348,816)

Foreign currency translation	(23,185)	(15,919)

Net increase (decrease) in cash	253,805	(118,666)

Cash at beginning of year	167,717	286,383

Cash at end of year	$421,522	$167,717

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Loans from shareholder converted into common stock	$-	$20,500

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

NOTE 1.                          NATURE OF BUSINESS

Organization.  ChinAmerica Andy Movie Entertainment Media Co. (the “Company,” “us,” “our,” “we”) was incorporated under the laws of the State of Florida on September 26, 2002. The Company's headquarters are located in Sarasota, Florida.

NOTE 2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.  The accompanying financial statements of the Company for the years ended December 31, 2015 and 2014, respectively, are audited.

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

Foreign Currency Translation.  The Company has addressed the effect of the exchange rate differences resulting from the translation for currency transferred to the Company, for consulting services from an account held by AF Ocean Shanghai in China, by using the current day exchange rate from CNY to USD conversion. The accumulated exchange rate for the twelve month period ended December 31, 2015 was a net loss of $23,185 as compared to ($15,919) at the end of the twelve month period ended December 31, 2014. The effect of the foreign currency translation is recorded in comprehensive income. The relative value of the Chinese CNY to the United States USD remained relatively constant during the year ended 2015 ranging from .1611 to .1541 CNY to the USD.

Intangible Assets.  As of December 31, 2015, the company does not have any intangible assets.

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

The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty’s performance is complete. There was no share-based compensation paid in the year ended December 31, 2015.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share in 2015.  There are no stock options, stock equivalents and warrants outstanding as of December 31, 2015.

Segment Information.  In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments which meet the quantitative thresholds delineated. The Company has one reporting segment that does not meet any of the quantitative thresholds to require separate reporting.

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

NOTE 3.              GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, current assets exceeded current liabilities by $(506). Total assets decreased from $1,332,397 at December 31, 2014 to $793,996 at December 31, 2015, and total liabilities decreased from $791,540 at December 31, 2014 to $794,502 at December 31, 2015.

Our operations are being funded by the revenue received and earned during the fiscal year ended December 31, 2014. During the fiscal year ended December 31, 2015 the Company had no revenue and a net loss of ($518,178). Our Board of Directors believes that we can continue to operate as a movie, entertainment and documentary company during the next 12 months increasing revenues of the Company.  However, the production may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production film is largely dependent on factors beyond our control such as the market for our films and the number of qualified short films that we bring in.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                          RELATED PARTY TRANSACTIONS
During the twelve month period ended December 31, 2015, the Company paid a total of $35,000 for management services provided by AF Ocean Shanghai. On December 23, 2013, the Company and AF Ocean Shanghai entered into a management agreement for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. As of December 31, 2015, the current balance in AF Ocean Shanghai, account held on behalf of the Company is $355,615.

Commencing on May 1, 2015, the Company renewed the management services agreement with AF Ocean Investment Management Company (“the Service Provider”) for an additional one year. The Company shares the same Chief Executive Officer and controlling shareholder as the Service Provider. We  pay the Service Provider $20,480 per month for access to and use of office space at a location leased by the Service Provider from a third party, legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. (collectively, the “Services”). This amount also includes legal reviews of all SEC filings and rent for the Company’s office space.

On April 27, 2015, the $299,000 loan made to a related party on March 13, 2015 was paid back in full.

On April 27, 2015, shareholder Andy Fan advanced the Company $180,000.

In February 2015, the loan advanced to a related party in December, 2014 was paid back in full in the amount of $325,600.

NOTE 5.                          INCOME TAX

We are subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2015, we are no longer subject to U.S. federal and state examinations by tax authorities for years prior to 2009. Furthermore, as of December 31, 2015, years 2009 through 2011 may be subject to additional examination by U.S. federal and state tax authorities if a substantial error is identified. However, they will not go back more than the last six years.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	For the Years Ended December 31,
	2015	2014
Tax Expense (benefit) at the Statutory Rate	$(248,745)	159,393
Change in valuation allowance	130,833	(24,000)
Total	$(117,912)	135,393

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

As of December 31, 2015 and December 31, 2014, the Company has a net operating income from operations. The carry forwards expire through the year 2023. The Company’s net operating income carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2015 and December 31, 2014 is as follows:

Summary of Net Deferred Tax Asset

	For the Years Ended December 31,
	2015	2014
Deferred tax assets	$(130,833)	$-
Valuation allowance	(130,833)	-
Net deferred tax asset	$-	$-

NOTE 6.                          STOCKHOLDERS’ EQUITY

Common Stock

No shares were issued during the twelve month period ended December 31, 2015.

As of December 31, 2015, there were 125,628,400 shares issued and outstanding.

The Company has no options or warrants issued or outstanding.

NOTE 7.                COMMITMENTS AND CONTINGENCIES

During the twelve month period ended December 31, 2015, the Company paid a total of $35,000 for management services provided by AF Ocean Shanghai. On December 23, 2013, the Company and AF Ocean Shanghai entered into a management agreement for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. As of December 31, 2015, the current balance in AF Ocean Shanghai, account held on behalf of the Company is $355,615.

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

NOTE 8.                SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 30, 2016, the date the financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.