Form 10-Q
period 2016-03-31
ChinAmerica Andy Movie Entertainment Media Co.
filed 2016-05-18
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

3904 US-301, Ellenton, FL 34222
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 16, 2016 there were 125,628,400 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements	1

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$387,322	$421,522
Escrow Funds Held By Related Party	346,886	355,615
Due From Related Party	9,119
Prepaid Expenses	1,325	2,917
Refundable Income Tax	13,942	13,942
Total Current Assets	758,594	793,996
Total Assets	$758,594	$793,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts Payable	44,995	-
Deferred Revenue	483,980	483,980
Management Fee Liabilities	130,522	130,522
Shareholder loan	180,000	180,000
Total current liabilities	839,497	794,502
Total Liabilities	$839,497	$794,502

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized;125,628,400 and 125,628,400 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	1,256,284	1,256,284
Additional paid-in capital	(924,900)	(924,900)
Accumulated other comprehensive income	(38,824)	(39,104)
Retained Earnings	(373,463)	(292,786)
Total stockholders’ equity	(80,903)	(506)

Total liabilities and stockholders’ equity	$758,594	$793,996

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, (Unaudited)
	2016	2015
Revenue	$-	$-

Expenses
General and Administrative – Related Party	60,480	19,050

General and Administrative	20,448	11,326
Total Operating Expenses	80,928	30,376

Operating (Loss) Income	$(80,928)	$(30,376)

Other Income
Interest Income	251	3,092
Total Other Income	251	3,092

Net Income (Loss) Before Income Taxes	$(80,677)	$(27,284)

Provision (benefit) for taxes	-	(10,177)

Net (Loss) Income	$(80,677)	$(17,107)

Foreign Currency Translation	280	2,915

Net Comprehensive Income (Loss)	$(80,397)	$(14,192)

Earnings (Loss) Per Share - Basic and Dilutive	(0.00)	0.00
Weighted Average Shares	125,628,400	125,628,400

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, (Unaudited)
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$(80,677)	$(17,107)
Adjustments To Reconcile Net Income (Loss) To Net Cash Provided By (Used In) Operating Activities:
Changes In Operating Assets and Liabilities:
Funds Held In Escrow By Related Party	8,729	373,223
Due From Related Party	(9,119)
Accounts Payable and Accrued Expenses	44,995	2,920
Income Tax Liability	-	(10,177)
Prepaid Expenses	1,592	1,188
Total Adjustments	46,197	367,154
Net Cash (Used In) Provided By Operating Activities	(34,480)	350,047

Cash Flows From Investing Activities

Net Cash (Used In) Provided By Investing Activities	-	-

Cash Flows From Financing Activities
(Repayments To) Advances From Related Parties	-	26,600
Net Cash (Used In) Provided By Financing Activities	-	26,600

Foreign Currency Gain (Loss)	280	(2,915)

Net Increase (Decrease) In Cash	(34,200)	373,732

Cash At Beginning Of Year	421,522	167,717

Cash At End Of Period	$387,322	$541,449

Supplemental Disclosures Of Cash Flow Information:
	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.
NOTES TO FINANCIAL STATEMENTS
For the Three Month Period Ended March 31, 2016 and March 31, 2015
(Unaudited)

NOTE 1. NATURE OF BUSINESS
Organization.

ChinAmerica Andy Movie Entertainment Media Co.(“CAME” or the “Company”)  was incorporated under the laws of the State of Florida on September 26, 2002. The Company’s headquarters are located in Ellenton, Florida.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2016 and 2015; (b) the financial position at March 31, 2016; and (c) cash flows for the three month period ended March 31, 2016 and 2015, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016.

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

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation for currency transferred to the Company for consulting services from an account held by AF Ocean Shanghai in China, by using the current day exchange rate from CNY to USD conversion. The accumulated other comprehensive income for the three month period ended March 31, 2016 was a net loss of $38,824. The effect of the foreign currency translation is recorded in comprehensive income. The relative value of the Chinese CNY to the United States USD remained relatively constant during the three month period ended March 31, 2016 ranging from .1540 on January 1, 2016 to .1547 on March 31, 2016, CNY to the USD.

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

The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty’s performance is complete. There was no share-based compensation paid in the quarter ended March 31, 2016.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, total liabilities exceed total assets by $80,903. Total assets decreased from $793,996 at December 31, 2015 to $758,594 at March 31, 2016, and total liabilities increased from $794,502 at December 31, 2015 to $839,497 at March 31, 2016.
During the three month period ended March 31, 2016 the Company had revenue of $0 and a net loss of ($80,677), as compared to revenue of $0 and a net loss of ($17,107) for the three month period ended March 31, 2015.

These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

On December 23, 2013, the Company and AF Ocean Shanghai entered into a management agreement for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. All deposits received in China incur a management fee of ten percent (10%) due to AF Ocean Shanghai. During the three month period ended March 31, 2015, no payments have been received for this management service. As of March 31, 2015, the current balance in AF Ocean Shanghai, account held on behalf of the Company is $346,886.

Commencing on May 1, 2015, the Company renewed the management services agreement with AF Ocean Investment Management Company (“the Service Provider”) for an additional year. The Company shares the same Chief Executive Officer and controlling shareholder as the Service Provider. We  pay the Service Provider $20,000 per month for access to and use of office space at a location leased by the Service Provider from a third party, legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. (collectively, the “Services”). This amount also includes legal reviews of all SEC filings and rent for the Company’s office space.

NOTE 5. INCOME TAXES
The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 5.5% to income before taxes). The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We had a net loss before income taxes of $(80,677) for the three month period ended March 31, 2016.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

The total authorized capital stock of the corporation is five billion 5,000,000,000 shares.

The Company is authorized to issue five billion (5,000,000,000) shares of common stock, and one class of preferred blank check to be issued solely at the discretion of the Board.  No shares of capital stock have been designated as preferred stock.

As of March 31, 2016 the Company had 125,628,400 shares of common stock issued and outstanding. No shares were issued during the three month period ended March 31, 2016. The Company has no options or warrants issued or outstanding.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Related Party
On December 23, 2013, the Company entered into a management agreement with AF Ocean Shanghai for the collection and maintenance of all funds received in the People's Republic of China on behalf of the Company. All deposits received in China incur a management fee of ten percent (10%) due and payable to AF Ocean Shanghai. As of March 31, 2016, the current balance in AF Ocean Shanghai’s account held on behalf of the Company is $346,886.

Commencing May 1, 2015, the Company renewed the management services agreement with the Service Provider to provide management services to the Company for an additional year. The Company pays the Service Provider $20,000 per month.

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

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 16, 2016, the date the financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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
We are looking to establish a CAME presence in Hengdian, China which is deemed to be the “Hollywood of China,” as well as Hollywood, California. Our Board of Directors believes that we can operate as a movie, entertainment and documentary company during the next 12 months, increasing revenues of the Company.  However, the production of our documentaries or animated films may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any production or animated film is largely dependent on factors beyond our control such as the market for our films.
Results of Operations

Three Month Period Ended March 31, 2016 and 2015

The following table provides a comparison of a summary of our results of operations for the three month period ended March 31, 2016 and 2015.

	Three Months Ended March 31, (unaudited)
	2016	2015	% Change
Revenue From Operations	$-	$-	-
General and Administrative Expenses - Related Party	$60,480	$19,050	217%
General and Administrative Expenses	$20,448	$11,326	-81%
Total Operating Expenses	$80,928	$30,376	-166%
Income (loss) From Operations	(80,928)	(30,376)	-166%

Other Income (Expense)
Interest Income	$251	$3,092	-92%
Total Other Income (Expense), Net	$251	$3,092	-92%

Net Income (Loss) Before Income Tax	$(80,677)	$(27,284)	-196%

Provision For / (Benefit From) Income Taxes	$-	$(10,177)	100%

Net Income (Loss)	(80,677)	(17,107)	-372%

Foreign Currency Gain (Loss)	$280	$2,915	91%

Comprehensive Income	$(80,397)	$(14,192)	467%
Income (loss) per share: basic and diluted	$(0.00)	$0.00

 Revenue from Operations – There was no revenue for the three month period ended March 31, 2016 & 2015 respectively. Loss from operations was ($80,928) for the three month period ended March 31, 2016 as compared to $(30,376) for the three month period ended March 31, 2015. Our Board of Directors has determined that we need to be focusing more on evaluating other opportunities domestically as well as China.

General and Administrative Expenses - General and administrative expenses increased by $9,122 to $20,448 for the three month period ended March 31, 2016 as compared to $11,326 for the three month period ended March 31, 2015.

General and Administrative Expenses - Related party. The related party expenses increased by $41,430 to $60,480 for the three month period ended March 31, 2016 as compared to $19,050 for the three month period ended March 31, 2015. In May, 2015 the Service Provider increased the management fee to properly cover the Company’s operating expenses.

Net Income (Loss) - As a result of the decrease in revenue and increase in expenses discussed above, our net loss increased, resulting in a net loss of ($80,677) for the three month period ended March 31, 2016 as compared to net loss of $(17,107) for the three month period ended March 31, 2015.

Liquidity and Capital Resources

General.

As of March 31, 2016, we had cash and cash equivalents of $387,322 as compared to cash and cash equivalents of $541,449 March 31, 2015. We have met our cash needs through our consulting revenue and loans from shareholders. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of $(34,480) for the three month period ended March 31, 2016 as compared to cash provided of $350,047 for the three month period ended March 31, 2015.
Investing Activities. Our investing activities provided cash of $0 for the three month period ended March 31, 2016 as compared to $0 for the three month period ended March 31, 2015.

Financing Activities. Our financing activities used cash of $0 for the three month period ended March 31, 2016, as compared to cash provided by $26,600 for the three month period ended March 31, 2015.

Cash Flow. The following table provides a summary of our cash flows for the three month period ended March 31, 2016, and 2015.

	Three Month Ended March 31, (unaudited)
	2016	2015
Cash provided (used in) operating activities	$(34,480)	$350,047
Cash provided by investing activities	$-	$-
Cash provided (used in) financing activities	$-	$26,600
Foreign currency translation	$280	$(2,915)
Net increase (decrease) in cash	$(34,200)	$373,732

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

With respect to the period ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, through the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2016, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three months ended March 31, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2016.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS
Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	Articles of Amendment to Articles of Incorporation ***

3.4	Bylaws *

10.1	Amendment to the Consulting Agreement between the Company and Zhong Mei An Di Yin Shi Wen Hua Chuan Mei Ltd., Co effective August 17, 2015 Filed herewith

11.1	Statement re computation of per share earnings****

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith

101
Financial statements for the quarterly report on Form 10-Q of ChinAmerica Andy Movie Entertainment Media Co. for the fiscal quarter ended March 31, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations and Comprehensive Income; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements Filed herewith

*	Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.’s Registration Statement on Form S-1 filed with the SEC on May 9, 2012.

**	Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.’s Current Report on Form 8-K filed with the SEC on October 4, 2012.

***	Incorporated herein by reference to ChinAmerica Andy Movie Entertainment Media Co.’s Annual Report on Form 10-K filed with the SEC on April 1, 2015.

****	See Note 2 of Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: May 18, 2016	By:	/s/ Andy Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)