Form 10-Q
period 2016-06-30
ChinAmerica Andy Movie Entertainment Media Co.
filed 2016-08-16
CIK 1543605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(941) 224-6975

(Registrant's telephone number, including area code)

11015 Gatewood Drive, Unit 103 Lakewood Ranch, FL 34211

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	☐	Accelerated filer.	☐
Non-accelerated filer.	☐	Smaller reporting company.	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2016 there were 125,628,400 shares of common stock outstanding.

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

                Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

1.	our ability to raise capital;

2.	our ability to execute on our growth strategies;

3.	declines in general economic conditions in the markets where we may compete;

4.	our anticipated needs for working capital; and

5.	significant competition in the markets where we may operate.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$261,647	$421,522
Escrow Funds Held By Related Party	317,674	355,615
Prepaid Expenses	1,198	2,917
Refundable Income Tax	13,942	13,942
Total Current Assets	594,461	793,996
Total Assets	$594,461	$793,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts Payable	-	-
Deferred Revenue	483,980	483,980
Management Fee Liabilities	130,522	130,522
Shareholder loan	180,000	180,000
Total current liabilities	794,502	794,502
Total Liabilities	$794,502	$794,502

Stockholders' equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 125,628,400 and 125,628,400 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	1,256,284	1,256,284
Additional paid-in capital	(924,900)	(924,900)
Accumulated other comprehensive income (loss)	(47,461)	(39,104)
Accumulated Deficit	(483,964)	(292,786)
Total stockholders' equity	(200,041)	(506)

Total liabilities and stockholders' equity	$594,461	$793,996

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue from Operations	$-	-	-	-
General and Administrative – Related Party	150,173	66,380	89,693	47,330
General and Administrative – Officer Salary	-	150,000	-	150,000
General and Administrative Expenses	41,258	35,005	20,810	23,679
Total Operating Expenses	191,431	251,385	110,503	221,009
Operating (Loss) Income	$(191,431)	(251,385)	(110,503)	(221,009)

Other Income (Expense)
Interest Income	253	3,530	2	438
Total Other Income (Expense), net	$253	3,530	2	438

Net Income (Loss) Before Income Tax	(191,178)	(247,855)	(110,501)	(220,571)
	$
Provision For / (Benefit From) Income Taxes	-	(44,451)		(34,274)

Net Income (Loss)	$(191,178)	(203,404)	(110,501)	(186,297)

Foreign Currency Gain (Loss)	(8,357)	(4,253)	8,637	(1,338)

Comprehensive Income (Loss)	$(199,535)	(207,657)	(101,864)	(187,635)
Earnings (Loss) per share - Basic and Dilutive:	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding; Basic and Diluted	125,628,400	125,628,400	125,628,400	125,628,400

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, (Unaudited)
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$(191,178)	$(203,404)
Adjustments To Reconcile Net Income (Loss) To Net Cash Provided By (Used In) Operating Activities:
Changes In Operating Assets and Liabilities:
Funds Held In Escrow By Related Party	37,941	397,177
Accounts Payable and Accrued Expenses	-	159,429
Accrued Income Tax Liability	-	(67,503)
Prepaid Expenses	1,719	(26,385)
Total Adjustments	39,660	462,718
Net Cash (Used In) Provided By Operating Activities	(151,518)	259,314

Cash Flows From Investing Activities
Net Cash (Used In) Provided By Investing Activities	-	-

Cash Flows From Financing Activities
(Repayments To) Advances From Related Parties	-	180,000
Net Cash (Used In) Provided By Financing Activities	-	180,000

Foreign Currency Gain (Loss)	(8,357)	(4,253)

Net Increase (Decrease) In Cash	(159,875)	435,061

Cash At Beginning Of Year	421,522	167,717

Cash At End Of Period	$261,647	$602,778

Supplemental Disclosures Of Cash Flow Information:
Income Taxes Paid	$-	$23,052

The accompanying notes are an integral part of these financial statements.

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

NOTES TO FINANCIAL STATEMENTS

For the Six Month Period Ended June 30, 2016 and June 30, 2015

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Organization.

ChinAmerica Andy Movie Entertainment Media Co.("CAME" or the "Company") was incorporated under the laws of the State of Florida on September 26, 2002. The Company's headquarters are located in Ellenton, Florida.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month period ended June 30, 2016 and 2015; (b) the financial position at June 30, 2016; and (c) cash flows for the six month period ended June 30, 2016 and 2015, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation for currency transferred to the Company for consulting services from an account held by AF Ocean Shanghai in China, by using the current day exchange rate from CNY to USD conversion. The accumulated other comprehensive income for the six month period ended June 30, 2016 was a net loss of $8,357. The effect of the foreign currency translation is recorded in comprehensive income. The relative value of the Chinese CNY to the United States USD remained relatively constant during the six month period ended June 30, 2016 ranging from .1530 on January 1, 2016 to .1505 on June 30, 2016, CNY to the USD.

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

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty's performance is complete. There was no share-based compensation paid in the quarter ended June 30, 2016.

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

Recent Accounting Pronouncements.  From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, total liabilities exceed total assets by $200,041. Total assets decreased from $793,996 at December 31, 2015 to $594,461 at June 30, 2016, and total liabilities increased from $794,502 at December 31, 2015 to $794,502 at June 30, 2016.

During the six month period ended June 30, 2016 the Company had revenue of $0 and a net loss of ($191,178), as compared to revenue of $0 and a net loss of ($203,404) for the six month period ended June 30, 2015.

These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

We are negotiating new terms to the existing management agreement dated December 23, 2013 when the Company retained AF Ocean Shanghai for the collection and management of all funds received in the People's Republic of China on behalf of the Company. During the six month period ended June 30, 2016, payments totaling $52,745 were made for this management service. As of June 30, 2016, the current balance in AF Ocean Shanghai, account held on behalf of the Company is $317,674.

Commencing on May 1, 2015, the Company renewed the management services agreement with AF Ocean Investment Management Company ("the Service Provider") for an additional year. The Company shares the same Chief Executive Officer and controlling shareholder as the Service Provider. We pay the Service Provider $20,000 per month for access to and use of office space at a location leased by the Service Provider from a third party, legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. (collectively, the "Services"). This amount also includes legal reviews of all SEC filings and rent for the Company's office space.

The Company has an outstanding management fee liabilities of $130,522 due AF Ocean Investment Management Company.

NOTE 5. INCOME TAXES

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 5.5% to income before taxes). The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We had a net loss before income taxes of $(191,178) for the six month period ended June 30, 2016.

NOTE 6. DEFERRED REVENUE

The Company has received funds in the amount of approximately $480,000 to provide services. As of the six month period ended June 30, 2016 no services have been performed on this contracted amount, but the Company intends to complete the contract in 2017.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock

The total authorized capital stock of the corporation is five billion 5,000,000,000 shares.

The Company is authorized to issue five billion (5,000,000,000) shares of common stock, and one class of preferred blank check to be issued solely at the discretion of the Board. No shares of capital stock have been designated as preferred stock.

As of June 30, 2016 the Company had 125,628,400 shares of common stock issued and outstanding. No shares were issued during the six month period ended June 30, 2016. The Company has no options or warrants issued or outstanding.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Related Party

We are negotiating new terms to the existing management agreement dated December 23, 2013 when the Company retained AF Ocean Shanghai for the collection and management of all funds received in the People's Republic of China on behalf of the Company. As of June 30, 2016, the current balance in the account held on behalf of the Company is $317,674

Commencing May 1, 2015, the Company renewed the management services agreement with the Service Provider to provide management services to the Company for an additional year. The Company pays the Service Provider $20,000 per month.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

Leases and Facility

The office space is rented from the Service Provider, and the Company pays a monthly management fee to them for services provided which includes the Company's rent.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 12, 2016, the date the financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 1A.RISK FACTORS

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to the requirements under Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Six Month Period Ended June 30, 2016 and 2015

The following table provides a comparison of a summary of our results of operations for the six month period ended June 30, 2016 and 2015.

	Six Months Ended June 30, (unaudited)
	2016	2015	% Change
Revenue From Operations	$-	$-	-
General and Administrative Expenses - Related Party	$150,173	$66,380	127%
General and Administrative – Officer Salary	-	150,000	-100%
General and Administrative Expenses	$41,258	$35,005	-18%
Total Operating Expenses	$191,431	$251,385	24%
Income (loss) From Operations	(191,431)	(251,385)	24%
Other Income (Expense)
Interest Income	$253	$3,530	-93%
Total Other Income (Expense), Net	$253	$3,530	-93%

Net Income (Loss) Before Income Tax	$(191,178)	$(247,855)	23%

Provision For / (Benefit From) Income Taxes	$-	$(44,451)	100%

Net Income (Loss)	(191,178)	(203,404)	6%

Foreign Currency Gain (Loss)	$(8,357)	$(4,253)	97%

Comprehensive Income	$(199,535)	$(207,657)	4%
Income (loss) per share: basic and diluted	$(0.00)	$0.00

Revenue from Operations – There was no revenue for the six month period ended June 30, 2016 & 2015 respectively. Loss from operations was ($191,431) for the six month period ended June 30, 2016 as compared to ($251,385) for the six month period ended June 30, 2015. Our Board of Directors has determined that we need to be focusing more on evaluating other opportunities domestically as well as China.

General and Administrative Expenses - Related Party. The related party expensesincreased by $83,793 to $150,173 for the six month period ended June 30, 2016 as compared to $66,380 for the six month period ended June 30, 2015. The increase in related party expenses is attributable to the increase in management fees paid to the Service Provider AF Ocean Shanghai during the six month period ended June 30, 2016.

General and Administrative Expenses – Officer Salary. Due to the lack of revenue being generated the Board of Directors approved the discontinuation of the Officer Salary until revenue is generated. As a result, General and Administrative - Officer Salary decreased to $0 for the six month period ended June 30, 2016 as compared to $150,000 for the six month period ended June 30, 2015.

General and Administrative Expenses - General and administrative expensesincreased by $6,253 to $41,258 for the six month period ended June 30, 2016 as compared to $35,005 for the six month period ended June 30, 2015.

Net Income (Loss) - As a result of the decrease in expenses discussed above, our net loss decreased by $12,226, resulting in a net loss of ($191,178) for the six month period ended June 30, 2016 as compared to net loss of ($203,404) for the six month period ended June 30, 2015.

Three Month Period Ended June 30, 2016 and 2015

The following table provides a comparison of a summary of our results for three month period ended June 30, 2016 and 2015.

	Three Months Ended June 30, (unaudited)
	2016	2015	% Change
Revenue From Operations	$-	$-	-
General and Administrative Expenses - Related Party	$89,693	$47,330		%
General and Administrative – Officer Salary	-	150,000		%
General and Administrative Expenses	$20,810	$23,679		%
Total Operating Expenses	$110,503	$221,009		%
Income (loss) From Operations	(110,503)	(221,009)		%
Other Income (Expense)
Interest Income	$2	$438		%
Total Other Income (Expense), Net	$2	$438		%

Net Income (Loss) Before Income Tax	$(110,501)	$(220,571)		%

Provision For / (Benefit From) Income Taxes	$-	$(34,274)	100%

Net Income (Loss)	(110,501)	(186,297)		%

Foreign Currency Gain (Loss)	$8,637	$(1,338)		%

Comprehensive Income	$(101,864)	$(187,635)		%
Income (loss) per share: basic and diluted	$(0.00)	$0.00

 Revenue from Operations – There was no revenue for the three month period ended June 30, 2016 & 2015 respectively. Loss from operations was ($110,501) for the three month period ended June 30, 2016 as compared to ($186,297) for the three month period ended June 30, 2015. Our Board of Directors has determined that we need to be focusing more on evaluating other opportunities domestically as well as China.

General and Administrative Expenses - Related Party. The related party expensesincreased by $42,363 to $89,693 for the three month period ended June 30, 2016 as compared to $47,330 for the three month period ended June 30, 2015. The increase in related party expenses is attributable to the increase in management fees paid to the Service Provider AF Ocean Shanghai during the three month period ended June 30, 2016.

General and Administrative Expenses – Officer Salary. Due to the lack of revenue being generated the Board of Directors approved the discontinuation of the Officer Salary until revenue is generated. As a result, General and Administrative - Officer Salary decreased to $0 for the three month period ended June 30, 2016 as compared to $150,000 for the three month period ended June 30, 2015.

General and Administrative Expenses - General and administrative expensesdecreased by $2,869 to $20,810 for the three month period ended June 30, 2016 as compared to $23,679 for the three month period ended June 30, 2015.

Net Income (Loss) - As a result of the decrease in expenses discussed above, our net loss decreased by $75,796, resulting in a net loss of ($110,501) for the three month period ended June 30, 2016 as compared to net loss of ($186,297) for the three month period ended June 30, 2015.

Liquidity and Capital Resources

General.

As of June 30, 2016, we had cash and cash equivalents of $261,647 as compared to cash and cash equivalents of $602,778 June 30, 2015. We have met our cash needs through our consulting revenue and loans from shareholders. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of ($151,518) for the six month period ended June 30, 2016 as compared to cash provided of $259,314 for the six month period ended June 30, 2015.

Investing Activities. Our investing activities provided cash of $0 for the six month period ended June 30, 2016 as compared to $0 for the six month period ended June 30, 2015.

Financing Activities. Our financing activities provided cash of $0 for the six month period ended June 30, 2016, as compared to cash provided by $180,000 for the six month period ended June 30, 2015.

Cash Flow.The following table provides a summary of our cash flows for the six month period ended June 30, 2016, and 2015.

	Six Month Ended June 30, (unaudited)
	2016	2015
Cash provided (used in) operating activities	$(151,518)	$259,314
Cash provided by investing activities	$-	$-
Cash provided (used in) financing activities	$-	$180,000
Foreign currency translation	$(8,357)	$(4,253)
Net increase (decrease) in cash	$(159,875)	$435,061

Income Taxes

There was not an income tax expense to report for the six month period ended June 30, 2016. However, at the end of each fiscal quarter the Company evaluates the income tax liability under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

With respect to the period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2016, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, through the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company's management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2016, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the six months ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2016.

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

____________

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

CHINAMERICA ANDY MOVIE ENTERTAINMENT MEDIA CO.

Dated: August 15, 2016	By:	/s/ Andy Fan
Andy Z. Fan
Chief Executive Officer
(Principal Executive Officer)

